Form 10-K
period 2006-12-31
Banc of America Funding 2006-2 Trust
filed 2007-03-30
CIK 1352926

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-121559-19

       Banc of America Funding 2006-2 Trust
       (exact name of issuing entity as specified in its charter)

       Banc of America Funding Corporation
       (exact name of the depositor as specified in its charter)

       Bank of America, National Association
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2195416
  (State or other jurisdiction of                   54-2195417
  incorporation or organization)                    54-2195418
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            Not Applicable. Registrant is not an accelerated filer or well-known seasoned issuer.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents 10% or more of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.




            No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction.

            No entity or group of affiliated entities provides derivative instruments with an aggregate significance percentage of 10% or more.



  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal or governmental proceedings involving the Issuing Entity and all parties related to such Issuing Entity, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            No changes to the information provided in the prospectus filed pursuant to Rule 424 of the Securities Act of 1933, as amended, under the same Central Index Key (CIK) as this annual report on Form 10-K.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The reports on assessment of compliance with servicing criteria and registered public accounting firm attestation reports are attached hereto under Item 15. The following material instances of non-compliance are identified therein:

            The assessment of compliance for National City Mortgage Company ("NCM") has disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) applicable to NCM's platform during the year ended December 31, 2006. The assessment of compliance noted instances in which NCM failed to provide the master servicer with the delinquency data as set forth in the transaction agreements.

            The assessment of compliance for SunTrust Mortgage, Inc. has disclosed the following material noncompliance with the servicing criteria set forth in Items 1122(d)(1)(i), 1122(d)(2)(i) and 1122(d)(2)(iv) of Regulation AB applicable to SunTrust Mortgage, Inc. during the year ended December 31, 2006. Specifically,
            SunTrust Mortgage, Inc. did not (i) institute policies and procedures to monitor any performance or other triggers and events of default in accordance with the transaction agreements as required by Item 1122(d)(1)(i); (ii) deposit payments on pool assets into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days after receipt, or such other number of days specified in the transaction agreements as required by Item 1122(d)(2)(i); and (iii) separately maintain the related accounts for the transaction as set forth in the transaction agreements, as required by Item 1122(d)(2)(iv).

            The assessment of compliance for Wells Fargo Bank, N.A. (servicer) disclosed the following instances of material noncompliance with certain servicing criteria applicable to Wells Fargo Bank, N.A. during the year ended December 31, 2006:

            1. 1122(d)(3)(i) - Delinquency Reporting - Wells Fargo Bank, N.A.
               provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

            2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells
               Fargo Bank, N.A., as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.

            The assessment of compliance for Wells Fargo Bank, N.A. (Corporate Trust Services) disclosed material noncompliance with
            Item 1122(d)(3)(i), as applicable to Wells Fargo Bank, N.A. during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

            Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicers', GMAC Mortgage LLC f/k/a GMAC Mortgage Corporation, National City Mortgage Co, SunTrust Mortgage Inc., and Washington Mutual Bank, Assessments of
            Compliance and related Attestation Reports did not address each of the servicing criteria that the Servicers were required to address under the terms of the related Servicing Agreements. The Servicers have not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreements in the Servicer's Compliance Statements provided under Item 1123 of Regulation AB, because the Servicers assert that those items are not applicable to the Servicers.



  Item 1123 of Regulation AB, Servicer Compliance Statement.


            The servicer compliance statements are attached hereto under Item
            15.

            The servicer compliance statements disclose the following failure of one of the servicers to fulfill its obligations under the applicable agreements in all material respects:

            SunTrust Mortgage, Inc. did not have procedures for monitoring compliance with requirements governing Regulation AB transactions as specified in the servicing agreements with the Sponsor.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits


             4.1 Pooling and Servicing Agreement, dated February 27, 2006, by and among Banc of America Funding Corporation, Wells Fargo Bank, N.A. and U.S. Bank National Association (including exhibits), incorporated by reference from
                     Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

             4.2 Mortgage Loan Purchase Agreement, dated February 27, 2006, between Banc of America Funding Corporation and Bank of America, National Association (including exhibits), incorporated by reference from Exhibit 4.2 of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

             10.1 Servicing Agreement, dated February 27, 2006, between Banc of America Funding Corporation and Bank of America, National Association (including exhibits), incorporated by reference from Exhibit 10.1 of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

             10.2 (A) Master Seller's Warranties and Servicing Agreement, dated as of January 1, 2003, by and between Bank of America, National Association and Wells Fargo Bank, N.A. (as successor in interest to Wells Fargo Home Mortgage, Inc.), incorporated by reference from Exhibit 10.2(A) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (B) Master Mortgage Loan Purchase Agreement, dated as of January 1, 2003, by and between Bank of America, National Association and Wells Fargo Bank, N.A. (as successor in interest to Wells Fargo Home Mortgage, Inc.), incorporated by reference from Exhibit 10.2(B) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (C) Master Seller's Warranties and Servicing Agreement, dated as of March 1, 2005 (as amended and restated on December 1, 2005) by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.2(C) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (D) Master Mortgage Loan Purchase Agreement, dated as of March 1, 2005 (as amended and restated on December 1, 2005) by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorporated by reference from
                     Exhibit 10.2(D) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (E) Amended and Restated Master Seller's Warranties and Servicing Agreement, dated as of December 1, 2005, by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorporated by reference from
                     Exhibit 10.2(E) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (F) Amended and Restated Master Mortgage Loan Purchase Agreement, dated as of December 1, 2005, by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.2(F) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (G) Assignment, Assumption and Recognition Agreement, dated February 27, 2006, among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.2(G) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

             10.3 (A) Flow Sale and Servicing Agreement, dated as of February 1, 2004, by and between Bank of America, National Association (as successor in interest to Banc of America Mortgage Capital Corporation) and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.3(A) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (B) Amendment No. 1, dated as of June 1, 2004, by and between Bank of America, National Association and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.3(B) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (C) Master Assignment, Assumption and Recognition Agreement, dated September 1, 2004, by and among of Banc of America Mortgage Capital Corporation, SunTrust Mortgage, Inc., Bank of America, National Association and Wachovia Bank, National Association, incorporated by reference from
                     Exhibit 10.3(C) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (D) Amendment No. 2, dated as of November 1, 2004, by and between Bank of America, National Association and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.3(D) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (E) Regulation AB Compliance Addendum to the Flow Sale and Servicing Agreement, dated as of January 1, 2006, by and between Bank of America, National Association and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.3(E) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (F) Assignment, Assumption and Recognition Agreement, dated February 27, 2006, among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association, Wells Fargo Bank, N.A. and SunTrust Mortgage, Inc, incorporated by reference from Exhibit 10.3(F) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

             10.4 (A) Master Seller's Warranties and Servicing Agreement, dated as of September 1, 2003, by and between Bank of America, National Association (as successor in interest to Banc of America Mortgage Capital Corporation) and National City Mortgage Co., incorporated by reference from
                     Exhibit 10.4(A) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (B) Amendment No. 1, dated as of July 1, 2004, by and among Banc of America Mortgage Capital Corporation, National City Mortgage Co. and Bank of America, National Association, incorporated by reference from Exhibit 10.4(B) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (C) Master Assignment, Assumption and Recognition Agreement, dated July 1, 2004, by and among of Banc of America Mortgage Capital Corporation, National City Mortgage Co., Bank of America, National Association and Wachovia Bank, National Association, incorporated by reference from Exhibit 10.4(C) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (D) Amendment No. 2, dated as of October 1, 2004, by and between National City Mortgage Co. and Bank of America, National Association, incorporated by reference from
                     Exhibit 10.4(D) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (E) Amendment No. 3, dated as of August 11, 2005, by and between National City Mortgage Co. and Bank of America, National Association, incorporated by reference from
                     Exhibit 10.4(E) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (F) Regulation AB Compliance Addendum to the Master Seller's Warranties and Servicing Agreement, dated as of January 1, 2006, by and between Bank of America, National Association and National City Mortgage Co, incorporated by reference from Exhibit 10.4(F) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (G) Assignment, Assumption and Recognition Agreement, dated February 27, 2006, among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association, Wells Fargo Bank, N.A. and National City Mortgage Co., incorporated by reference from
                     Exhibit 10.4(G) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.


    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Assurant Inc. as Sub-Contractor for Washington Mutual Bank <F1>
      b) Bank of America, National Association, as Servicer <F1>
      c) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer <F1>
      d) National City Mortgage Co., as Servicer <F1>
      e) Regulus Group LLC as Sub-Contractor for National City Mortgage Co. <F1>
      f) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      g) SunTrust Mortgage, Inc., as Servicer <F1>
      h) U.S. Bank, National Association, as Custodian <F1>
      i) Washington Mutual Bank, as Servicer <F1>
      j) Wells Fargo Bank, N.A., as Servicer <F1>
      k) Wells Fargo Bank, N.A., as Master Servicer <F1>
      l) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      m) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc. <F1>
      n) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for Washington Mutual Bank <F1>
      b) Bank of America, National Association, as Servicer <F1>
      c) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer <F1>
      d) National City Mortgage Co., as Servicer <F1>
      e) Regulus Group LLC as Sub-Contractor for National City Mortgage Co. <F1>
      f) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      g) SunTrust Mortgage, Inc., as Servicer <F1>
      h) U.S. Bank, National Association, as Custodian <F1>
      i) Washington Mutual Bank, as Servicer <F1>
      j) Wells Fargo Bank, N.A., as Servicer <F1>
      k) Wells Fargo Bank, N.A., as Master Servicer <F1>
      l) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      m) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc. <F1>
      n) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.<F1>


     (35) Servicer compliance statement.


      a) Bank of America, National Association, as Servicer <F1>
      b) National City Mortgage Co., as Servicer <F1>
      c) SunTrust Mortgage, Inc., as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Servicer <F1>
      e) Wells Fargo Bank, N.A., as Master Servicer <F1>
      f) Wells Fargo Bank, N.A., as Securities Administrator <F1>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.



                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Banc of America Funding 2006-2 Trust
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Chris Regnier
    Chris Regnier, Vice President

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.


             4.1 Pooling and Servicing Agreement, dated February 27, 2006, by and among Banc of America Funding Corporation, Wells Fargo Bank, N.A. and U.S. Bank National Association (including exhibits), incorporated by reference from
                     Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

             4.2 Mortgage Loan Purchase Agreement, dated February 27, 2006, between Banc of America Funding Corporation and Bank of America, National Association (including exhibits), incorporated by reference from Exhibit 4.2 of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

             10.1 Servicing Agreement, dated February 27, 2006, between Banc of America Funding Corporation and Bank of America, National Association (including exhibits), incorporated by reference from Exhibit 10.1 of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

             10.2 (A) Master Seller's Warranties and Servicing Agreement, dated as of January 1, 2003, by and between Bank of America, National Association and Wells Fargo Bank, N.A. (as successor in interest to Wells Fargo Home Mortgage, Inc.), incorporated by reference from Exhibit 10.2(A) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (B) Master Mortgage Loan Purchase Agreement, dated as of January 1, 2003, by and between Bank of America, National Association and Wells Fargo Bank, N.A. (as successor in interest to Wells Fargo Home Mortgage, Inc.), incorporated by reference from Exhibit 10.2(B) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (C) Master Seller's Warranties and Servicing Agreement, dated as of March 1, 2005 (as amended and restated on December 1, 2005) by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.2(C) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (D) Master Mortgage Loan Purchase Agreement, dated as of March 1, 2005 (as amended and restated on December 1, 2005) by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorporated by reference from
                     Exhibit 10.2(D) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (E) Amended and Restated Master Seller's Warranties and Servicing Agreement, dated as of December 1, 2005, by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorporated by reference from
                     Exhibit 10.2(E) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (F) Amended and Restated Master Mortgage Loan Purchase Agreement, dated as of December 1, 2005, by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.2(F) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (G) Assignment, Assumption and Recognition Agreement, dated February 27, 2006, among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.2(G) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

             10.3 (A) Flow Sale and Servicing Agreement, dated as of February 1, 2004, by and between Bank of America, National Association (as successor in interest to Banc of America Mortgage Capital Corporation) and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.3(A) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (B) Amendment No. 1, dated as of June 1, 2004, by and between Bank of America, National Association and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.3(B) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (C) Master Assignment, Assumption and Recognition Agreement, dated September 1, 2004, by and among of Banc of America Mortgage Capital Corporation, SunTrust Mortgage, Inc., Bank of America, National Association and Wachovia Bank, National Association, incorporated by reference from
                     Exhibit 10.3(C) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (D) Amendment No. 2, dated as of November 1, 2004, by and between Bank of America, National Association and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.3(D) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (E) Regulation AB Compliance Addendum to the Flow Sale and Servicing Agreement, dated as of January 1, 2006, by and between Bank of America, National Association and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.3(E) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (F) Assignment, Assumption and Recognition Agreement, dated February 27, 2006, among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association, Wells Fargo Bank, N.A. and SunTrust Mortgage, Inc, incorporated by reference from Exhibit 10.3(F) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

             10.4 (A) Master Seller's Warranties and Servicing Agreement, dated as of September 1, 2003, by and between Bank of America, National Association (as successor in interest to Banc of America Mortgage Capital Corporation) and National City Mortgage Co., incorporated by reference from
                     Exhibit 10.4(A) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (B) Amendment No. 1, dated as of July 1, 2004, by and among Banc of America Mortgage Capital Corporation, National City Mortgage Co. and Bank of America, National Association, incorporated by reference from Exhibit 10.4(B) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (C) Master Assignment, Assumption and Recognition Agreement, dated July 1, 2004, by and among of Banc of America Mortgage Capital Corporation, National City Mortgage Co., Bank of America, National Association and Wachovia Bank, National Association, incorporated by reference from Exhibit 10.4(C) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (D) Amendment No. 2, dated as of October 1, 2004, by and between National City Mortgage Co. and Bank of America, National Association, incorporated by reference from
                     Exhibit 10.4(D) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (E) Amendment No. 3, dated as of August 11, 2005, by and between National City Mortgage Co. and Bank of America, National Association, incorporated by reference from
                     Exhibit 10.4(E) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (F) Regulation AB Compliance Addendum to the Master Seller's Warranties and Servicing Agreement, dated as of January 1, 2006, by and between Bank of America, National Association and National City Mortgage Co, incorporated by reference from Exhibit 10.4(F) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

                     (G) Assignment, Assumption and Recognition Agreement, dated February 27, 2006, among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association, Wells Fargo Bank, N.A. and National City Mortgage Co., incorporated by reference from
                     Exhibit 10.4(G) of the issuing entity's Current Report on Form 8-K filed on March 14, 2006.

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Assurant Inc. as Sub-Contractor for Washington Mutual Bank
      b) Bank of America, National Association, as Servicer
      c) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer
      d) National City Mortgage Co., as Servicer
      e) Regulus Group LLC as Sub-Contractor for National City Mortgage Co.
      f) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      g) SunTrust Mortgage, Inc., as Servicer
      h) U.S. Bank, National Association, as Custodian
      i) Washington Mutual Bank, as Servicer
      j) Wells Fargo Bank, N.A., as Servicer
      k) Wells Fargo Bank, N.A., as Master Servicer
      l) Wells Fargo Bank, N.A., as Securities Administrator
      m) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.
      n) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for Washington Mutual Bank
      b) Bank of America, National Association, as Servicer
      c) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer
      d) National City Mortgage Co., as Servicer
      e) Regulus Group LLC as Sub-Contractor for National City Mortgage Co.
      f) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      g) SunTrust Mortgage, Inc., as Servicer
      h) U.S. Bank, National Association, as Custodian
      i) Washington Mutual Bank, as Servicer
      j) Wells Fargo Bank, N.A., as Servicer
      k) Wells Fargo Bank, N.A., as Master Servicer
      l) Wells Fargo Bank, N.A., as Securities Administrator
      m) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.
      n) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (35) Servicer compliance statement.


      a) Bank of America, National Association, as Servicer
      b) National City Mortgage Co., as Servicer
      c) SunTrust Mortgage, Inc., as Servicer
      d) Wells Fargo Bank, N.A., as Servicer
      e) Wells Fargo Bank, N.A., as Master Servicer
      f) Wells Fargo Bank, N.A., as Securities Administrator


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  Banc of America Funding Corporation
  Mortgage Pass-Through Certificates,
  Series 2006-2

  I, Chris Regnier, a Vice President of Wells Fargo Bank, N.A. (the "Master Servicer"), certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of the Banc of America Funding 2006-2 Trust (the 'Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the master servicer and based on my knowledge and the compliance review conducted in preparing the master servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the master servicer has fulfilled its obligations under the pooling and servicing agreement, in all material respects; and

  5. All of the reports on assessment of compliance with the servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d- 18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Bank of America, National Association, GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, National City Mortgage Co., SunTrust Mortgage, Inc. and Washington Mutual Bank.



     Dated:    March 30, 2007

     /s/ Chris Regnier
     Signature

     Vice President
     Title


  EX-33 (a)
REPORT ON ASSESSMENT OF COMPLIANCE WITH
Section 1122(d)(2)(vi) and Section 1122(d)(4)(xi) of REGULATION AB SERVICING CRITERIA

American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in
Section 1122(d)(2)(vi); Section 1122(d)(4)(xi) and Section 1122(d)(4)(xii) of Title 17, Section 229.1122(d) of the Code of Federal Regulations, which the Asserting Party has concluded are applicable to the insurance escrow servicing activities it performs with respect to all mortgage loan-tracking transactions covered by this report. The transactions covered by this report include all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"). The scope of the Asserting Party assertions excludes Section 1122(d)(4)(xii) of Title 17;
Section 229.1122(d) of the Code of Federal Regulations, which relates to servicing activities that are performed by the Asserting Party with respect to the Platform, but are not reported on herein.

The Asserting Party has assessed its compliance with Section 1122(d)(2)(vi) and
Section 1122(d)(4)(xi) ("the Applicable Servicing Criteria") for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period with respect to the Platform taken as a whole. The Asserting Party used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the Applicable Servicing Criteria.

The Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period ending December 31, 2006 as set forth in this assertion.

American Security Insurance Company
Standard Guaranty Insurance Company
Safeco Financial Institution Solutions, Inc.

By: /s/ John Frobose
John Frobose
Senior Vice President

Date: February 23, 2007





  EX-33 (b)
(logo) Bank of America

Bank of America
475 CrossPoint Parkway
PO Box 9000
Getzville, NY 14068-9000

Report on Assessment of Compliance with Servicing Criteria

1. BANK OF AMERICA, N.A. is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities for which BANK OF AMERICA, N.A. acted as servicer involving residential mortgage loans, other than government sponsored entities, housing agencies, foreign transactions or transactions that do not have scheduled interest and/or scheduled principal remittance schedules as outlined in their respective transaction agreements. (the "Platform");

2. BANK OF AMERICA, N.A. has engaged certain vendors (the "Vendors"), none of whom are considered a "servicer" as defined in Item 1101(j) of Regulation AB, to perform specific, limited or scripted activities, and BANK OF AMERICA, N.A. elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto;

3. Except as set forth in paragraph 4 below, BANK OF AMERICA, N.A. used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to BANK OF AMERICA, N.A. based on the activities it performs with respect to the Platform;

5. BANK OF AMERICA, N.A. has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

6. BANK OF AMERICA, N.A. has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

7. BANK OF AMERICA, N.A. has not identified any material deficiency in its policies and procedures to monitor the compliance by Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole; and

8. PricewaterhouseCoopers LLP, an independent registered public accounting firm has issued an attestation report on BANK OF AMERICA, N.A.'s assessment of compliance with the applicable servicing criteria for the Reporting Period.

March 1, 2007

BANK OF AMERICA, N.A.

By: /s/ H. Randall Chestnut
Name:  H. Randall Chestnut
Title: Senior Vice President


(page)


APPENDIX A







                                                                                                                   INAPPLICABLE
                                                                                            APPLICABLE               SERVICING
                                     SERVICING CRITERIA                                 SERVICING CRITERIA            CRITERIA

                                                                                                    Performed
                                                                                                       by
                                                                                                    Vendor(s)
                                                                                    Performed       for which
                                                                                    Directly         BANK OF
                                                                                       by            AMERICA,
                                                                                     BANK OF       N.A. is the
                                                                                     AMERICA,      Responsible
Reference                                 Criteria                                     N.A.           Party

                                General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in                 X
                 accordance with the transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to third
                 parties, policies and procedures are instituted to monitor the         X
                 third party's performance and compliance with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to maintain                                               X
                 a back-up servicer for the mortgage loans are maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
                 throughout the reporting period in the amount of coverage              X
                 required by and otherwise in accordance with the terms of
                 the transaction agreements.

                                Cash Collection and Administration

1122(d)(2)(i)    Payments on mortgage loans are deposited into the appropriate
                 custodial bank accounts and related bank clearing accounts no          X
                 more than two business days following receipt, or such other number of days specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an obligor or        X^i             X^ii
                 to an investor are made only by authorized personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections, cash
                 flows or distributions, and any interest or other fees charged         X
                 for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained (e.g., with           X
                 respect to commingling of cash) as set forth in the
                 transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                 agreements. For purposes of this criterion, "federally insured
                 depository institution" with respect to a foreign financial            X
                 institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities
                 Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized          X
                 access.



(page)



                                                                                                                   INAPPLICABLE
                                                                                            APPLICABLE               SERVICING
                                     SERVICING CRITERIA                                 SERVICING CRITERIA            CRITERIA

                                                                                                    Performed
                                                                                                       by
                                                                                                    Vendor(s)
                                                                                    Performed       for which
                                                                                    Directly         BANK OF
                                                                                       by            AMERICA,
                                                                                     BANK OF       N.A. is the
                                                                                     AMERICA,      Responsible
Reference                                 Criteria                                     N.A.           Party

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including
                 custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date,
                 or such other number of days specified in the transaction              X
                 agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original
                 identification, or such other number of days specified in the transaction agreements.

                                Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with the
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and
                 other terms set forth in the transaction agreements; (B) provide       X^iii
                 information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the
                 Commission as required by its rules and regulations; and (D)
                 agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in accordance
                 with timeframes, distribution priority and other terms set forth       X^iv
                 in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two business
                 days to the Servicer's investor records, or such other number of       X
                 days specified in the transaction agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports agree with
                 cancelled checks, or other form of payment, or custodial bank          X
                 statements.

                                Pool Asset Administration

1122(d)(4)(i)    Collateral or security on mortgage loans is maintained as required     X
                 by the transaction agreements or related mortgage loan documents.

1122(d)(4)(ii)   Mortgage loan and related documents are safeguarded as required        X
                 by the transaction agreements

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset pool are
                 made, reviewed and approved in accordance with any conditions or       X
                 requirements in the transaction agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two
                 business days after receipt, or such other number of days              X^v             X^vi
                 specified in the transaction agreements, and allocated to
                 principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.

1122(d)(4)(v)    The Servicer's records regarding the mortgage loans agree with the
                 Servicer's records with respect to an obligor's unpaid principal       X
                 balance.



(page)



                                                                                                                   INAPPLICABLE
                                                                                            APPLICABLE               SERVICING
                                     SERVICING CRITERIA                                 SERVICING CRITERIA            CRITERIA

                                                                                                    Performed
                                                                                                       by
                                                                                                    Vendor(s)
                                                                                    Performed       for which
                                                                                    Directly         BANK OF
                                                                                       by            AMERICA,
                                                                                     BANK OF       N.A. is the
                                                                                     AMERICA,      Responsible
Reference                                 Criteria                                     N.A.           Party

1122(d)(4)(vi)   Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are
                 made, reviewed and approved by authorized personnel in                 X
                 accordance with the transaction agreements and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures
                 and repossessions, as applicable) are initiated, conducted and         X
                 concluded in accordance with the timeframes or other requirements established by the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the
                 transaction agreements, and describe the entity's activities           X
                 in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or
                 unemployment.)

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for mortgage
                 loans with variable rates are computed based on the related            X
                 mortgage loan documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements;
                 (B) interest on such funds is paid, or credited, to obligors in        X
                 accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction
                 agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration
                 dates, as indicated on the appropriate bills or notices for such       X^vii           X^viii
                 payments, provided that such support has been received by the
                 Servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to be
                 made on behalf of an obligor are paid from the Servicer's funds        X^ix            X^x
                 and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted within
                 two business days to the obligor's records maintained by the           X^xi            X^xii
                 Servicer, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts are
                 recognized and recorded in accordance with the transaction             X
                 agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in Item
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is               X
                 maintained as set forth in the transaction agreements.



(page)


i Bank of America, N.A. under criterion 1122(d)(2)(ii) makes authorized disbursements on behalf of an obligor for escrowed amounts and to investors for their disbursements except for specific, limited instances the tax monitoring vendors make disbursements on behalf of an obligor.

ii Under criterion 1122(d)(2)(ii), in specific, limited instances the tax monitoring vendors make disbursements on behalf of an obligor.

iii Criterion under 1122(d)(3)(i)(b) are performed either by Bank of America, N.A. or another participant in the servicing function as described in the transaction agreements. Criterion under 1122(d)(3)(i)(a), (c) and (d) are performed by another party participating in the servicing function as described in the transaction agreements.

iv Under criterion 1122(d)(3)(ii) remittances may be made either directly to the investor by Bank of America, N.A. or another participant in the servicing function as described in the transaction agreements. Another party participating in the servicing function is responsible for allocations and distribution priorities as described in the transaction agreements.

v Bank of America, N.A. performs the entire criterion 1122(d)(4)(iv) except for the lockbox function, which is a specific, limited activity performed by a vendor.

vi A vendor performs only the lockbox function for criterion 1122(d)(4)(iv).

vii Bank of America, N.A. performs all of the functions under criterion 1122(d)(4)(xi) except for specific, limited tax and insurance monitoring and disbursement activity performed by vendors.

viii A vendor performs specific, limited tax and insurance monitoring and disbursement functions for criterion 1122(d)(4)(xi).

ix Bank of America, N.A. performs all of the functions under criterion 1122(d)(4)(xii) except for specific, limited tax and insurance monitoring and disbursement activity performed by vendors.

x A vendor performs specific, limited tax and insurance monitoring and disbursement functions for criterion 1122(d)(4)(xii).

xi Bank of America, N.A. performs all of the functions under criterion 1122(d)(4)(xiii) except for specific, limited tax and insurance monitoring and disbursement activity performed by vendors.

xii A vendor performs specific, limited tax and insurance monitoring and disbursement functions for criterion 1122(d)(4)(xiii).





  EX-33 (c)
(logo) GMAC Mortgage


Management's Assertion Concerning Compliance
With Regulation AB Item 1122 Servicing Criteria


March 6, 2007

GMAC Mortgage, LLC (the "Company") has responsibility for assessing compliance to Regulation AB Item 1122(d) Servicing Criteria for the GMACM Private Platform (the "Platform"). As of, and for the period ending December 31, 2006, the Company has used the applicable 1122(d) servicing criteria listed below for assessing compliance:

- 1122(d)(1)(i),(ii),(iv); 1122(d)(2)(i),(ii),(iii),(v),(vi),(vii);
  1122(d)(3)(iii),(iv); 1122(d)(4)(iii),(iv),(v),(vi),(vii),(viii),(ix),(x),
  (xi),(xii),(xiii),(xiv),(xv)

The following servicing criteria are not applicable to the Company:

- 1122(d)(1)(iii); 1122 (d)(2)(iv); 1122 (d)(3)(i),(ii); 1122(d)(4)(i),(ii)

The Company has engaged certain vendors (the "Vendors") to perform specific and limited, or scripted activities, and the Company elects to take responsibility for assessing compliance with the servicing criteria applicable to the Vendors set forth below:

- 1122(d)(2)(i) 1122(d)(4)(iv)
- A vendor posts cash receipts received via lockbox submission to the Company's lockbox clearing account.

- 1122(d)(4)(xi), (xiii)
- A vendor provides certain information to the Company to assist the Company in making tax and insurance payments on behalf of certain obligors.

The Company has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole. The Company has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole.

The Company has complied, in all material respects, with the applicable servicing criteria above as of and for the period ending December 31, 2006 for the asset-backed transactions listed in Appendix A taken as a whole (such transactions, collectively, the "GMACM Private Platform").

An independent registered public accounting firm has issued an attestation report on the Company's assessment of compliance with the applicable servicing criteria as of, and for the period ending December 31, 2006.


/s/ Anthony N. Renzi
Anthony N. Renzi
Executive Vice President
GMAC Mortgage, LLC


(page)


Appendix A


Security


SACO 06-1
SACO 06-12
SACO 06-8
2006-5
SACO 06-10
SACO 06-6
SACO 06-7
SACO 06-9
SACO 06-9
GPMF2006AR6
GPMF2006AR7
GPMF2006AR8
2006-ARS1
LMT 2006-7
LXS 06-18N
2006-B
BAFC 06-5
HBVW 06-SB1
GSMPS06RP1
GSR 2006-2F
GSR2006-AR1
GSR 2006-4F
MSM 06-10SL
MSM 06-14SL
GPMF2006AR4
GPMF2006AR5
LXS2006-12N
LXS2006-GP4
2006-3H
2006-GEL3
LMT 2006-2
SAIL2006-2
2006-4N
2006-GP1
2006-GP2
2006-GP3
LXS 06-10N
NAAC2006S1
NAAC2006S2
2006-GEL4
2006-RF2
2006-S1
LXS 06-10N
LXS 06-12N
LXS 2006-7
LXS 2006-8
LXS2006-11
LXS2006-13


(page)


2006-1
MALT 2006-1
MALT 2006-3
MASD 2006-1
2006-HE1
CSMC 2006-1
CSMC 2006-8
CSMC 2006-9
LUM 2006-4
LUM 2006-5
MARM 06OA2
MARP 06-2
MIT 2006-1
MSM 06-1AR
MSM 06-9AR
MSM06-13ARX
MSM06-15XS
MSM06-16AX
MSM06-17XS
SASCO 06BC2
BAFC 06-1
BAFC 06-2
BAFC 06-4
GSR 2006-3F
MASTR 06-1
MASTR 06-3
MASD 2006-2
ACE2006-SL1
ACE2006-SL4
MASD 2006-2
MASD 2006-3
BAYVW2006-D
BSABS06SD2
BSALTA 06-1
BSALTA 06-3
BSALTA 06-4
BSALTA 06-5
BSALTA 06-8
BSARM2006-2
DBALT06AB1
DBALT06AB2
DBALT06AB3
DBALT06AB4
DBALT06AF1
DBALT06AR1
DBALT06AR2
DBALT06AR3
DBALT06AR5
DBALT06AR6
DBALT06OA1
HBRVW 06-10
HRRVW 06-8
HBRVW 06-8
PRIME06-CL1


(page)


SACO 06-11
SAIL 2006-3
2006-AR3
2006-AR4
2006-S5
ARMT 2006-2
GSR2006-AR2
HBVW2006-13
HBVW2006-14
MARP 06-1
NHELI 06AF1





  EX-33 (d)
(logo) National City
       Mortgage

National City Mortgage Co.
A Subsidiary of National City Bank of Indiana
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone: (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Management's Assertion on Compliance with Regulation AB Criteria

National City Mortgage Co. (the "Asserting Party") is responsible for assessing compliance, as of and for the year ended December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Item 1122(d) of Regulation AB, excluding the criteria set forth in item 1122(d)(1)(iii), 1122(d)(3)(i)(C) and 1122(d)(4)(ii)(xv) which the Asserting Party has concluded are not applicable to the activities it performs, either directly or through its Vendors, with respect to the residential mortgage-backed securities transactions covered by this report (such criteria, the "Applicable Servicing Criteria"). The transactions covered by this report include all residential mortgage-backed securities that were completed on or after January 1, 2006 that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as listed on Appendix A.

The Asserting Party has engaged certain vendors ("Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006. The Asserting Party has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each Vendor. The Asserting Party is responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the Vendors and related criteria. The Asserting Party elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors for servicing criteria 1122(d)(4)(xi) and 1122(d)(4)(xii).

The Asserting Party has obtained an assertion of management and accompanying 1122 attestation report from the Vendor performing servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv).

The Asserting Party has assessed compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that it has complied, in all material respects, with the Applicable Servicing Criteria during the Reporting Period with respect to the Platform taken as a whole, except as noted below:

There were 29 possible instances where the Asserting Party did not prepare default loan data reports for the master servicer within the timeframes set forth in the transaction agreements as required in section 1122(d)(3)(i)(A). All other loan level reports were completed as required.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on the Asserting Party's assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period as set forth in this assertion.

National City Mortgage Co., as Servicer

By: /s/ T. Jackson Case, Jr.

Name:  T. Jackson Case, Jr.

Title: Executive Vice President

Date: March 14, 2007


No one Cares More!


(page)


Appendix A

Deal Name
ARMT 2006-2
BAFC 2006-1
BAFC 2006-2
BAFC 2006-3
BAFC 2006-4
BAFC 2006-5
BAFC 2006-A
BAFC 2006-I
Bayview 2006-C
BSABS 2006-AC3
BSABS 2006-AC5
CMLTI 2006-4
CMLTI 2006-AR3
CMLTI 2006-AR5
CSMC 2006-3
DBALT 2006-AB2
DBALT 2006-AB4
DBALT 2006-AF1
DBALT 2006-AR1
DBALT 2006-AR5
GSAA 2006-11
GSAA 2006-12
GSAA 2006-14
GSAA 2006-16
GSAA 2006-3
GSAA 2006-5
GSAA 2006-9
GSAA 2006-20
GSR 2006-AR1
GSR 2006-8F
GSR 2006-9F
GSR 2006-AR2
JPALT 2006-S4
JPMMT 2006-S1
JPMMT 2006-S3
JPMMT 2006-S4
LMT 2006-6
LMT 2006-7
LXS 2006-20
MASTR 2006-1
MASTR 2006-3
MLMI 2006-A3
MLMI 2006-A4
MLMI 2006-F1
PRIME 2006-1
PRIME 2006-CL1
RESI 2006-B


(page)


RALI 2006-QA4
RALI 2006-QA5
RALI 2006-QA11
RALI 2006-QS1
RALI 2006-QS2
RALI 2006-QS3
RALI 2006-QS4
RALI 2006-QS5
RALI 2006-QS6
RALI 2006-QS7
RALI 2006-QS8
RALI 2006-QS10
RALI 2006-QS11
RALI 2006-QS12
RALI 2006-QS13
RALI 2006-QS16
RALI 2006-QS17
RALI 2006-QS18
RAMP 2006-RS5
RAMP 2006-RZ3
RFMSI 2006-S10
RFMSI 2006-S11
RFMSI 2006-S12
SAMI 2006-AR3
WMLT 2006-A
WMLT 2006-ALT1





  EX-33 (e)
(logo) REGULUS

Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 Asset Backed Securities, 17 C.F.R. Section 229.1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in
     Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.

/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007



860 LATOUR COURT  NAPA, CA  94558  TEL: 707.254.4000  FAX: 707.254.4070
REGULUSGROUP.COM





  EX-33 (f)
(logo) REGULUS


Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. section
   229. 1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.


/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT | NAPA, CA | 94558 | TEL: 707.254.4000 | FAX: 707.254.4070
| REGULU5GROUP.COM





  EX-33 (g)
(logo) SUNTRUST MORTGAGE

SunTrust Mortgage, Inc.
Post Office Box 26149
Richmond, VA 23260-6149
Toll Free 1.800.634.7928
www.suntrustmortgage.com

MANAGEMENT'S ASSERTION ON COMPLIANCE WITH REGULATION AB CRITERIA

SunTrust Mortgage, Inc. (the "Asserting Party") is responsible for assessing compliance as of and for the year ended December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), as set forth in Appendix A hereto in connection with the servicing of the asset-backed securitizations backed by residential mortgage loans serviced by the Asserting Party (the "Applicable Servicing Criteria"). This report covers all residential mortgage loan securitization transactions occurring after December 31, 2005 (the "Platform").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting period and has identified three material instances of noncompliance with servicing criteria set forth in Section 229.1122(d)(1)(i),
Section 229.1122(d)(2)(i), and Section 229.1122(d)(2)(iv), respectively, of the CFR with respect to the Platform. Specifically, for the period from January 1, 2006 through December 31, 2006 the Asserting Party (a) did not institute policies and procedures to monitor any performance or other triggers and events of default in accordance with the transaction agreements, (b) did not process payments into the appropriate custodial bank accounts within two business days of receipt or per the related transaction agreement, and (c) did not establish separately maintained custodial accounts in accordance with the applicable transaction agreements. The Asserting Party has further concluded that, with the exception of the aforementioned material instances of noncompliance, the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006.

Pricewaterhouse Coopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria for the Reporting Period.

SunTrust Mortgage, Inc.

/s/ John R. Purcell, Jr.
John R. Purcell, Jr.
Senior Vice President- Manager, Servicing Division

Dated: February 27, 2007


(page)


APPENDIX A




                                                                                                                  INAPPLICABLE
                                                                                          APPLICABLE               SERVICING
                                SERVICING CRITERIA                                    SERVICING CRITERIA            CRITERIA
                                                                                                   Performed
                                                                                                      by
                                                                                                   Vendor(s)
                                                                                                  for which
                                                                                  Performed        SunTrust
                                                                                   Directly        Mortgage,
                                                                                     by           Inc. is the
                                                                                  SunTrust        Responsible
Reference                               Criteria                                 Mortgage, Inc.      Party

                                General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in               X
                 accordance with the transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to third
                 parties, policies and procedures are instituted to monitor           X
                 the third party's performance and compliance with such
                 servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to maintain a                                           X
                 back-up servicer for the mortgage loans are maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout
                 the reporting period in the amount of coverage required by and       X
                 otherwise in accordance with the terms of the transaction
                 agreements.

                                Cash Collection and Administration

1122(d)(2)(i)    Payments on mortgage loans are deposited into the appropriate
                 custodial bank accounts and related bank clearing accounts no        X^1                               X^2
                 more than two business days following receipt, or such other number of days specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an obligor or      X
                 to an investor are made only by authorized personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections, cash
                 flows or distributions, and any interest or other fees charged       X
                 for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained (e.g., with         X
                 respect to commingling of cash) as set forth in the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                 agreements. For purposes of this criterion, "federally insured
                 depository institution" with respect to a foreign financial          X
                 institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities
                 Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized        X
                 access.



(page)




                                                                                                                  INAPPLICABLE
                                                                                          APPLICABLE               SERVICING
                                SERVICING CRITERIA                                    SERVICING CRITERIA            CRITERIA
                                                                                                   Performed
                                                                                                      by
                                                                                                   Vendor(s)
                                                                                                  for which
                                                                                  Performed        SunTrust
                                                                                   Directly        Mortgage,
                                                                                     by           Inc. is the
                                                                                  SunTrust        Responsible
Reference                               Criteria                                 Mortgage, Inc.      Party

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including
                 custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction
                 agreements; (C) reviewed and approved by someone other than          X
                 the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original
                 identification, or such other number of days specified in
                 the transaction agreements.

                                Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with the
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements.
                 Specifically, such reports (A) are prepared in accordance
                 with timeframes and other terms set forth in the transaction
                 agreements; (B) provide information calculated in accordance         X
                 with the terms specified in the transaction agreements;
                 (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the
                 trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and other          X
                 terms set forth in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two
                 business days to the Servicer's investor records, or such            X
                 other number of days specified in the transaction agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports agree
                 with cancelled checks, or other form of payment, or custodial        X
                 bank statements.

                                Pool Asset Administration

1122(d)(4)(i)    Collateral or security on mortgage loans is maintained as
                 required by the transaction agreements or related mortgage                                             X
                 loan documents.

1122(d)(4)(ii)   Mortgage loan and related documents are safeguarded as required                                        X
                 by the transaction agreements

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset pool are
                 made, reviewed and approved in accordance with any conditions        X
                 or requirements in the transaction agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two
                 business days after receipt, or such other number of days            X
                 specified in the transaction agreements, and allocated to
                 principal, interest or other items (e.g., escrow) in
                 accordance with the related mortgage loan documents.

1122(d)(4)(v)    The Servicer's records regarding the mortgage loans agree with
                 the Servicer's records with respect to an obligor's unpaid           X
                 principal balance.



(page)



                                                                                                                  INAPPLICABLE
                                                                                          APPLICABLE               SERVICING
                                SERVICING CRITERIA                                    SERVICING CRITERIA            CRITERIA
                                                                                                   Performed
                                                                                                      by
                                                                                                   Vendor(s)
                                                                                                  for which
                                                                                  Performed        SunTrust
                                                                                   Directly        Mortgage,
                                                                                     by           Inc. is the
                                                                                  SunTrust        Responsible
Reference                               Criteria                                 Mortgage, Inc.      Party

1122(d)(4)(vi)   Changes with respect to the terms or status of an
                 obligor's mortgage loans (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by authorized             X
                 personnel in accordance with the transaction agreements
                 and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures
                 and repossessions, as applicable) are initiated, conducted           X
                 and concluded in accordance with the timeframes or other
                 requirements established by the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified
                 in the transaction agreements, and describe the entity's             X
                 activities in monitoring delinquent mortgage loans
                 including, for example, phone calls, letters and payment
                 rescheduling plans in cases where delinquency is deemed
                 temporary (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for mortgage
                 loans with variable rates are computed based on the related          X
                 mortgage loan documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such as
                 escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the
                 transaction agreements; (B) interest on such funds is paid,          X
                 or credited, to obligors in accordance with applicable
                 mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of
                 full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or
                 insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills
                 or notices for such payments, provided that such support has         X^3                               X^4
                 been received by the Servicer at least 30 calendar days
                 prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to
                 be made on behalf of an obligor are paid from the Servicer's         X
                 funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted within
                 two business days to the obligor's records maintained by the         X
                 Servicer, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts are
                 recognized and recorded in accordance with the transaction           X
                 agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in Item
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is                                               X
                 maintained as set forth in the transaction agreements.



X^1 The Asserting Party is responsible for this criteria except as it pertains to lockbox payments.

X^2 Another party is responsible for the lockbox payments component of this criterion.

X^3 The Asserting Party is responsible for this criteria except as it pertains to insurance payments.

X^4 Another party is responsible for the insurance payments component of this criterion.





  EX-33 (h)
Management's Assertion

Report on Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934

U.S. Bank National Association ("U.S Bank") as a party participating in the servicing function for the following transactions:

Wachovia Document Custody Services Platform^1

hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

1. U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

2. U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;

3. U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2006 and ending September 5, 2006 the end of the conversion period covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria

4. Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending September 5, 2006, the end of the conversion period covered by the Form 10-K report

U.S. BANK NATIONAL ASSOCIATION

/s/ Bryan R. Calder
Name: Bryan R. Calder
Title: Executive Vice President

Date: February 26, 2007

The Wachovia DCS Platform (the "Platform") consists of the activities involved in the performance of document custodian servicing functions for publicly issued mortgage-backed transactions the securities of which were offered on or after January 1, 2006 located at the former Wachovia sites during the period beginning on January 1, 2006 and ending on September 5, 2006. the Conversion Period, at which date the transactions were formally acquired by U.S. Bank Corporate Trust and subject to U.S Bank Corporate Trust's operating systems, policies, and procedures

(page)


EXHIBIT A to Management's Assertion




Reg AB
Reference            Servicing Criteria

                  General Servicing Considerations

1122(d)(1)(i)     Policies and procedures are instituted          Not Applicable
                  to monitor any performance or other
                  triggers and events of default in
                  accordance with the transaction
                  agreements

1122(d)(1)(ii)    If any material servicing activities
                  are outsourced to third parties, policies
                  and procedures are instituted to monitor
                  the third party's performance and
                  compliance with such servicing
                  activities


1122(d)(1)(iii)   Any requirements in the transaction             Not Applicable
                  agreements to maintain a back-up servicer
                  for the Pool Assets are maintained

1122(d)(1)(iv)    A fidelity bond and errors and                  Not Applicable
                  omissions policy is in effect on the
                  party participating in the servicing
                  function throughout the reporting period
                  in the amount of coverage required by and
                  otherwise in accordance with the terms of
                  the transaction agreements

                  Cash Collection and Administration

1122(d)(2)(i)     Payments on pool assets are deposited           Not Applicable
                  into the appropriate custodial bank
                  accounts and related bank clearing
                  accounts no more than two business days
                  following receipt or such other number
                  of days specified in the transaction
                  agreements

1122(d)(2)(ii)    Disbursements made via wire transfer on         Not Applicable
                  behalf of an obligor or to an investor are
                  made only by authorized personnel

1122(d)(2)(iii)   Advances of funds or guarantees                 Not Applicable
                  regarding collections, cash flows or
                  distributions, and any interest or other
                  fees charged for such advances, are made
                  reviewed and approved as specified in
                  the transaction agreements

1122(d)(2)(iv)    The related accounts for the                    Not Applicable
                  transaction, such as cash reserve
                  accounts or accounts established as a
                  form of over collateralization are
                  separately maintained (e.g., with respect
                  to commingling of cash) as set forth in
                  the transaction agreements

1122(d)(2)(v)     Each custodial account is maintained at         Not Applicable
                  a federally insured depository
                  institution as set forth in the
                  transaction agreements. For purposes of
                  this criterion, "federally insured
                  depository institution" with respect to a
                  foreign financial institution means a
                  foreign financial institution that meets
                  the requirements of Rule 13k-1(b)(1)
                  of the Securities Exchange Act

1122(d)(2)(vi)    Unissued checks are safeguarded so as           Not Applicable
                  to prevent unauthorized access

1122(d)(2)(vii)   Reconciliations are prepared on a               Not Applicable
                  monthly basis for all asset-backed
                  securities related bank accounts,
                  including custodial accounts and related
                  bank clearing accounts. These
                  reconciliations are
                  (A) mathematically accurate;
                  (B) prepared within 30
                  calendar days after the bank statement
                  cutoff date, or such other number of days
                  specified in the transaction agreements;
                  (C) reviewed and approved by someone
                  other than the person who prepared the
                  reconciliation; and
                  (D) contain explanations for reconciling
                  items. These reconciling items are
                  resolved within 90 calendar days of
                  their original identification, or such
                  other number of days specified in the
                  transaction agreements

                  Investor Remittances and Reporting

1122(d)(3)(i)     Reports to investors, including those           Not Applicable
                  to be filed with the Commission are
                  maintained in accordance with the
                  transaction agreements and applicable
                  Commission requirements. Specifically,
                  such reports are
                  (A) are prepared in accordance with
                  timeframes and other terms set forth in
                  the transaction agreements; (B) provide
                  information calculated in
                  accordance with the terms specified in
                  the transaction agreements; (C) are filed
                  with the Commission as required by
                  its rules and regulations; and
                  (D) agree with the investors' or
                  trustee's records as to the total unpaid
                  principal balance and number of Pool
                  Assets serviced by the Servicer

1


(page)



1122(d)(3)(ii)    Amounts due to investors are allocated          Not Applicable
                  and remitted in accordance with
                  timeframes, distribution priority and
                  other terms set forth in the transaction
                  agreements

1122(d)(3)(iii)   Disbursements made to an investor are           Not Applicable
                  posted within two business days to the
                  Servicer's investor records or such other
                  number of days specified in the transaction
                  agreements

1122(d)(3)(iv)    Amounts remitted to investors per the           Not Applicable
                  investor reports agree with cancelled
                  checks, or other form of payment, or
                  custodial bank statements

                  Pool Asset Administration

1122(d)(4)(i)     Collateral or security on pool assets
                  is maintained as required by the
                  transaction agreements or related pool
                  asset documents

1122(d)(4)(ii)    Pool assets and related documents are
                  safeguarded as required by the
                  transaction agreements

1122(d)(4)(iii)   Any additions, removals or
                  substitutions to the asset pool are made,
                  reviewed and approved in accordance with
                  any conditions or requirements in the
                  transaction agreements

1122(d)(4)(iv)    Payments on pool assets, including any          Not Applicable
                  payoffs, made in accordance with the
                  related pool asset documents are posted
                  to the Servicer's obligor records
                  maintained no more than two business days
                  after receipt, or such other number of
                  days specified in the transaction
                  agreements and allocated to principal,
                  interest, or other items (e.g., escrow)
                  in accordance with the related pool asset
                  documents

1122(d)(4)(v)     The Servicer's records regarding the            Not Applicable
                  pool assets agree with the Servicer's
                  records with respect to an obligor's
                  unpaid principal balance

1122(d)(4)(vi)    Changes with respect to the terms or            Not Applicable
                  status of an obligor's pool asset (e.g.,
                  loan modifications or re-agings) are
                  made reviewed and approved by authorized
                  personnel in accordance with the
                  transaction agreements and related pool
                  asset documents

1122(d)(4)(vii)   Loss mitigation or recovery actions             Not Applicable
                  (e.g., forbearance plans, modifications
                  and deeds in lieu of foreclosure,
                  foreclosures and repossessions, as
                  applicable) are initiated conducted and
                  concluded in accordance with
                  the timeframes or other requirements
                  established by the transaction
                  agreements

1122(d)(4)(viii)  Records documenting collection efforts          Not Applicable
                  are maintained during the period a pool
                  asset is delinquent in accordance with
                  the transaction agreements. Such records
                  are maintained on at least a monthly
                  basis or such other period specified in
                  the transaction agreements, and describe
                  the entity's activities in monitoring
                  delinquent pool assets including, for
                  example, phone calls, letters, and
                  payment rescheduling plans in cases where
                  delinquency is deemed temporary (e.g.,
                  illness or unemployment)

1122(d)(4)(ix)    Adjustments to interest rates or rates          Not Applicable
                  of return for pool assets with variable
                  rates are computed based on the related
                  pool asset documents

1122(d)(4)(x)     Regarding any funds held in trust for           Not Applicable
                  an obligor (such as escrow accounts):
                  (A) such funds are analyzed, in
                  accordance with the obligor's pool asset
                  documents, on at least an annual basis
                  or such other period specified in the
                  transaction agreements; (B) interest on
                  such funds is paid, or credited, to
                  obligors in accordance with applicable
                  pool asset documents and state laws; and
                  (C) such funds are returned to the
                  obligor within 30 calendar days of full
                  repayment of the related pool assets or
                  such other number of days specified in
                  the transaction agreements

2


(page)





1122(d)(4)(xi)    Payments made on behalf of an obligor           Not Applicable
                  (such as tax or insurance payments) are
                  made on or before the related penalty or
                  expiration dates, as indicated on the
                  appropriate bills or notices for such
                  payments provided that such support has
                  been received by the servicer at least 30
                  calendar days prior to these dates or
                  such other number of days specified in
                  the transaction agreements

1122(d)(4)(xii)   Any late payment penalties in                   Not Applicable
                  connection with any payment to be made on
                  behalf of an obligor are paid from the
                  Servicer's funds and not charged to the
                  obligor unless the late payment was due
                  to the obligor's error or omission

1122(d)(4)(xiii)  Disbursements made on behalf of an              Not Applicable
                  obligor are posted within two business
                  days to the obligor's records maintained
                  by the servicer or such other number of
                  days specified in the transaction
                  agreements

1122(d)(4)(xiv)   Delinquencies, charge-offs, and                 Not Applicable
                  uncollectible accounts are recognized and
                  recorded in accordance with the
                  transaction agreements

1122(d)(4)(xv)    Any external enhancement or other               Not Applicable
                  support, identified in Item
                  1114(a)(1) through (3) or Item 1115 of
                  this Regulation AB is maintained as set
                  forth in the transaction agreements


3

Management's Assertion

Report on Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934

U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:

U.S. Bank Corporate Trust Asset Backed Securities Platform^1

hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

1. U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

2. U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;

3. U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria.

4. Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report.

U.S. BANK NATIONAL ASSOCIATION

/s/ Bryan R. Calder
Name: Bryan Calder
Title: Executive Vice President

Date: February 26, 2007

1 The U.S. Bank Corporate Trust ABS Platform (the "Platform") consists of the activities involved in the performance of servicing functions for publicly issued asset-backed and mortgage-backed transactions the securities of which were offered on or after January 1, 2006 and (ii) certain asset-backed transactions offered prior to January 1, 2006 for which the Issuer has voluntarily elected to make Regulation AB compliant filings under the Securities Exchange Act of 1934, as amended. The Platform does not include transactions conmprised of the repackaging of corporate debt and/or other agency securities.

(page)


EXHIBIT A to Management's Assertion




Reg AB
Reference            Servicing Criteria

                  General Servicing Considerations

1122(d)(1)(i)     Policies and procedures are instituted          Not Applicable
                  to monitor any performance or other
                  triggers and events of default in
                  accordance with the transaction
                  agreements

1122(d)(1)(ii)    If any material servicing activities            Not Applicable
                  are outsourced to third parties, policies
                  and procedures are instituted to monitor
                  the third party's performance and
                  compliance with such servicing
                  activities


1122(d)(1)(iii)   Any requirements in the transaction             Not Applicable
                  agreements to maintain a back-up servicer
                  for the Pool Assets are maintained

1122(d)(1)(iv)    A fidelity bond and errors and                  Not Applicable
                  omissions policy is in effect on the
                  party participating in the servicing
                  function throughout the reporting period
                  in the amount of coverage required by and
                  otherwise in accordance with the terms of
                  the transaction agreements

                  Cash Collection and Administration

1122(d)(2)(i)     Payments on pool assets are deposited           Not Applicable
                  into the appropriate custodial bank
                  accounts and related bank clearing
                  accounts no more than two business days
                  following receipt or such other number
                  of days specified in the transaction
                  agreements

1122(d)(2)(ii)    Disbursements made via wire transfer on         Not Applicable
                  behalf of an obligor or to an investor are
                  made only by authorized personnel

1122(d)(2)(iii)   Advances of funds or guarantees                 Not Applicable
                  regarding collections, cash flows or
                  distributions, and any interest or other
                  fees charged for such advances, are made
                  reviewed and approved as specified in
                  the transaction agreements

1122(d)(2)(iv)    The related accounts for the                    Not Applicable
                  transaction, such as cash reserve
                  accounts or accounts established as a
                  form of over collateralization are
                  separately maintained (e.g., with respect
                  to commingling of cash) as set forth in
                  the transaction agreements

1122(d)(2)(v)     Each custodial account is maintained at         Not Applicable
                  a federally insured depository
                  institution as set forth in the
                  transaction agreements. For purposes of
                  this criterion, "federally insured
                  depository institution" with respect to a
                  foreign financial institution means a
                  foreign financial institution that meets
                  the requirements of Rule 13k-1(b)(1)
                  of the Securities Exchange Act

1122(d)(2)(vi)    Unissued checks are safeguarded so as           Not Applicable
                  to prevent unauthorized access

1122(d)(2)(vii)   Reconciliations are prepared on a               Not Applicable
                  monthly basis for all asset-backed
                  securities related bank accounts,
                  including custodial accounts and related
                  bank clearing accounts. These
                  reconciliations are (A) mathematically
                  accurate; (B) prepared within 30
                  calendar days after the bank statement
                  cutoff date, or such other number of days
                  specified in the transaction agreements;
                  (C) reviewed and approved by someone
                  other than the person who prepared the
                  reconciliation; and (D) contain
                  explanations for reconciling
                  items. These reconciling items are
                  resolved within 90 calendar days of
                  their original identification, or such
                  other number of days specified in the
                  transaction agreements

                  Investor Remittances and Reporting

1122(d)(3)(i)     Reports to investors, including those           Not Applicable
                  to be filed with the Commission are
                  maintained in accordance with the
                  transaction agreements and applicable
                  Commission requirements. Specifically,
                  such reports (A) are prepared in
                  accordance with timeframes and other
                  terms set forth in the transaction
                  agreements; (B) provide information
                  calculated in accordance with the
                  terms specified in the transaction
                  agreements; (C) are filed with the
                  Commission as required by its rules
                  and regulations; and (D) agree with
                  the investors' or trustee's records 3
                  as to the total unpaid principal
                  balance and number of Pool
                  Assets serviced by the Servicer

1


(page)



1122(d)(3)(ii)    Amounts due to investors are allocated          Not Applicable
                  and remitted in accordance with
                  timeframes, distribution priority and
                  other terms set forth in the transaction
                  agreements

1122(d)(3)(iii)   Disbursements made to an investor are           Not Applicable
                  posted within two business days to the
                  Servicer's investor records or such other
                  number of days specified in the transaction
                  agreements

1122(d)(3)(iv)    Amounts remitted to investors per the           Not Applicable
                  investor reports agree with cancelled
                  checks, or other form of payment, or
                  custodial bank statements

                  Pool Asset Administration

1122(d)(4)(i)     Collateral or security on pool assets           Not Applicable
                  is maintained as required by the
                  transaction agreements or related pool
                  asset documents

1122(d)(4)(ii)    Pool assets and related documents are           Not Applicable
                  safeguarded as required by the
                  transaction agreements

1122(d)(4)(iii)   Any additions, removals or                      Not Applicable
                  substitutions to the asset pool are made,
                  reviewed and approved in accordance with
                  any conditions or requirements in the
                  transaction agreements

1122(d)(4)(iv)    Payments on pool assets, including any          Not Applicable
                  payoffs, made in accordance with the related
                  pool asset documents are posted to the
                  Servicer's obligor records maintained no
                  more than two business days after
                  receipt, or such other number of days
                  specified in the transaction agreements
                  and allocated to principal, interest, or
                  other items (e.g., escrow) in accordance
                  with the related pool asset documents

1122(d)(4)(v)     The Servicer's records regarding the            Not Applicable
                  pool assets agree with the Servicer's
                  records with respect to an obligor's
                  unpaid principal balance

1122(d)(4)(vi)    Changes with respect to the terms or            Not Applicable
                  status of an obligor's pool assets (e.g.,
                  loan modifications or re-agings) are
                  made reviewed and approved by authorized
                  personnel in accordance with the
                  transaction agreements and related pool
                  asset documents

1122(d)(4)(vii)   Loss mitigation or recovery actions             Not Applicable
                  (e.g., forbearance plans, modifications
                  and deeds in lieu of foreclosure,
                  foreclosures and repossessions, as
                  applicable) are initiated, conducted and
                  concluded in accordance with
                  the timeframes or other requirements
                  established by the transaction
                  agreements

1122(d)(4)(viii)  Records documenting collection efforts          Not Applicable
                  are maintained during the period a pool
                  asset is delinquent in accordance with
                  the transaction agreements. Such records
                  are maintained on at least a monthly
                  basis or such other period specified in
                  the transaction agreements, and describe
                  the entity's activities in monitoring
                  delinquent pool assets including, for
                  example, phone calls, letters, and
                  payment rescheduling plans in cases where
                  delinquency is deemed temporary (e.g.,
                  illness or unemployment)

1122(d)(4)(ix)    Adjustments to interest rates or rates          Not Applicable
                  of return for pool assets with variable
                  rates are computed based on the related
                  pool asset documents

1122(d)(4)(x)     Regarding any funds held in trust for           Not Applicable
                  an obligor (such as escrow accounts):
                  (A) such funds are analyzed, in
                  accordance with the obligor's pool asset
                  documents, on at least an annual basis
                  or such other period specified in the
                  transaction agreements; (B) interest on
                  such funds is paid, or credited, to
                  obligors in accordance with applicable
                  pool asset documents and state laws; and
                  (C) such funds are returned to the
                  obligor within 30 calendar days of full
                  repayment of the related pool assets, or
                  such other number of days specified in
                  the transaction agreements

2


(page)





1122(d)(4)(xi)    Payments made on behalf of an obligor           Not Applicable
                  (such as tax or insurance payments) are
                  made on or before the related penalty or
                  expiration dates, as indicated on the
                  appropriate bills or notices for such
                  payments provided that such support has
                  been received by the servicer at least 30
                  calendar days prior to these dates or
                  such other number of days specified in
                  the transaction agreements

1122(d)(4)(xii)   Any late payment penalties in                   Not Applicable
                  connection with any payment to be made on
                  behalf of an obligor are paid from the
                  Servicer's funds and not charged to the
                  obligor unless the late payment was due
                  to the obligor's error or omission

1122(d)(4)(xiii)  Disbursements made on behalf of an              Not Applicable
                  obligor are posted within two business
                  days to the obligor's records maintained
                  by the servicer or such other number of
                  days specified in the transaction
                  agreements

1122(d)(4)(xiv)   Delinquencies, charge-offs, and                 Not Applicable
                  uncollectible accounts are recognized and
                  recorded in accordance with the
                  transaction agreements

1122(d)(4)(xv)    Any external enhancement or other               Not Applicable
                  support, identified in Item
                  1114(a)(1) through (3) or Item 1115 of
                  this Regulation AB is maintained as set
                  forth in the transaction agreements


3




  EX-33 (i)
WASHINGTON MUTUAL BANK

SERVICER'S REPORT ON ASSESSMENT OF COMPLIANCE


Washington Mutual Bank (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") of the Platform Transactions (as defined below) with the servicing criteria set forth in Item 1122(d) of Regulation AB (12 CFR part 229.1122), except the following criteria 1(iii) and 3(i)(C) and (D), which we have concluded are either (i) not applicable to the servicing of the mortgage loans included in the Platform Transactions (each, a "Mortgage Loan"), or (ii) performed by other parties with respect to the Mortgage Loans (such criteria, after giving effect to the foregoing exceptions, the "Applicable Servicing Criteria"). The transactions covered by this Servicer's Assessment are those securitizations of pools of mortgage loans that were completed on or after January 1, 2006 and prior to January 1, 2007 for which the Asserting Party performed servicing functions set forth in Item 1122(d), that included one or more classes of publicly offered securities registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, and for which the Asserting Party has an obligation to deliver an Assessment of Compliance pursuant to Item 1122 (the "Platform Transactions").

The Asserting Party has assessed its compliance with the Applicable
Servicing Criteria for the Reporting Period, using the Applicable Servicing Criterion, and has concluded that it has complied in all material respects with the Applicable Servicing Criteria with respect to the Mortgage Loans.

Deloitte & Touche LLP, a registered public accounting firm, has issued an attestation report on the Asserting Party's assessment of compliance with the Applicable Servicing Criteria for the Reporting Period.

Dated: March 14, 2007

WASHINGTON MUTUAL BANK


By:    /s/ H. John Berens
Name:  H. John Berens
Title: Senior Vice President





  EX-33 (j)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001

YourWellsFargoMortgage.com


Wells Fargo Bank, N.A.

2006 Certification Regarding Compliance with Applicable Servicing Criteria


1. Wells Fargo Bank, N.A. (the "Servicer") is responsible for assessing its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with the primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the servicing "Platform");

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, with the exception of those Vendors that have provided their own report on assessment of compliance with servicing criteria, which reports are attached hereto as Exhibit D;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria identified as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to its Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006, except as described on Exhibit B hereto;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006, which attestation report is included on Exhibit C attached hereto.

March 1, 2007

WELLS FARGO BANK, N.A.

By:  /s/ Mary C. Coffin
Mary C. Coffin
Executive Vice President


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

General Servicing Considerations

                 Policies and procedures are instituted to monitor any performance or       X
                 other triggers and events of default in accordance with the
1122(d)(1)(i)    transaction agreements.

                 If any material servicing activities are outsourced to third parties,      X
                 policies and procedures are instituted to monitor the third party's
1122(d)(1)(ii)   performance and compliance with such servicing activities.

                 Any requirements in the transaction agreements to maintain a back-up                                         X
1122(d)(1)(iii)  servicer for the mortgage loans are maintained.

                 A fidelity bond and errors and omissions policy is in effect on the        X
                 party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)   accordance with the terms of the transaction agreements.

Cash Collection and Administration

                 Payments on mortgage loans are deposited into the appropriate              X^1                  X^2
                 custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)    days specified in the transaction agreements.

                 Disbursements made via wire transfer on behalf of an obligor or to an      X
1122(d)(2)(ii)   investor are made only by authorized personnel.

                 Advances of funds or guarantees regarding collections, cash flows or       X
                 distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)  transaction agreements.

                 The related accounts for the transaction, such as cash reserve             X
                 accounts or accounts established as a form of overcollateralization are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)   as set forth in the transaction agreements.

                 Each custodial account is maintained at a federally insured                X
                 depository institution as set forth in the transaction agreements.
                 For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
1122(d)(2)(v)    13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized access.      X^3                  X^4


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Reconciliations are prepared on a monthly basis for all asset-backed       X
                 securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation, and
                 (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the
1122(d)(2)(vii)  transaction agreements.

Investor Remittances and Reporting

                 Reports to investors, including those to be filed with the                 X
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number
1122(d)(3)(i)    of mortgage loans serviced by the Servicer.

                 Amounts due to investors are allocated and remitted in accordance          X
                 with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)   the transaction agreements.

                 Disbursements made to an investor are posted within two business days      X
                 to the Servicer's investor records, or such other number of days
1122(d)(3)(iii)  specified in the transaction agreements.

                 Amounts remitted to investors per the investor reports agree with          X
                 cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)   statements.

Pool Asset Administration

                 Collateral or security on mortgage loans is maintained as required by      X
1122(d)(4)(i)    the transaction agreements or related mortgage loan documents.

                 Mortgage loan and related documents are safeguarded as required by         X
1122(d)(4)(ii)   the transaction agreements.

                 Any additions, removals or substitutions to the asset pool are made        X
                 reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)  requirements in the transaction agreements.

                 Payments on mortgage loans, including any payoffs, made in                 X^5                  X^6
                 accordance with the related mortgage loan documents are posted to the
                 Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)   documents.

                 The Servicer's records regarding the mortgage loans agree with the         X
                 Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)    balance.

                 Changes with respect to the terms or status of an obligor's mortgage       X
                 loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the
1122(d)(4)(vi)   transaction agreements and related pool asset documents.


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Loss mitigation or recovery actions (e.g., forbearance plans,              X
                 modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established
1122(d)(4)(vii)  by the transaction agreements.

                 Records documenting collection efforts are maintained during the           X
                 period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is
1122(d)(4)(viii) deemed temporary (e.g., illness or unemployment).

                 Adjustments to interest rates or rates of return for mortgage loans        X
                 with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)   documents.

                 Regarding any funds held in trust for an obligor (such as escrow           X
                 accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                 interest on such funds is paid, or credited to obligors in accordance with applicable mortgage loan documents and state laws;
                 and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)    number of days specified in the transaction agreements.

                 Payments made on behalf of an obligor (such as tax or insurance            X^7                  X^8
                 payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such
1122(d)(4)(xi)   other number of days specified in the transaction agreements.

                 Any late payment penalties in connection with any payment to be made       X
                 on behalf of an obligor are paid from the Servicer's funds and not charged in the obligor, unless the late payment was due to the
1122(d)(4)(xii)  obligor's error or omission.

                 Disbursements made on behalf of an obligor are posted within two           X^9                  X^10
                 business days to the obligor's records maintained by the servicer, or
1122(d)(4)(xiii) such other number of days specified in the transaction agreements.

                 Delinquencies, charge-offs and uncollectible accounts are recognized       X
1122(d)(4)(xiv)  and recorded in accordance with the transaction agreements.

                 Any external enhancement or other support, identified in Item                                                X
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)   as set forth in the transaction agreements.


1 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 2 below.
2 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
3 A portion of this servicing criteria is performed by vendors, as set forth in footnote 4 below.
4 Insurance vendors prepare and safeguard checks on behalf of Wells Fargo. As to one such vendor, see Exhibit D.
5 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 6 below.
6 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
7 A portion of this servicing criteria is performed by vendors, as set forth in footnote 8 below.
8 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see Exhibit D.
9 A portion of this servicing criteria is performed by one or more vendors, as set forth in footnote 10 below.
10 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees.
As to one such vendor, see Exhibit D.




(page)


EXHIBIT B
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria

Wells Fargo Bank, N.A. ("Wells Fargo") acknowledges the following material instances of noncompliance with the applicable servicing criteria:

1. 1122(d)(3)(i) - Delinquency Reporting - For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


(page)


EXHIBIT C
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Report or Independent Registered Public Accounting Firm


(page)


EXHIBIT D
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Vendors' Reports on Assessment of Compliance With Servicing Criteria





  EX-33 (k)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





  EX-33 (l)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





  EX-33 (m)
(logo) ZC STERLING
KEEPING YOU FIRST

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).


Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By:  /s/ Arthur J. Castner
Arthur J. Caster

Title: Senior Vice President - Hazard Operations

Date: February 20, 2007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007


2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage


3





  EX-33 (n)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 20007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007



2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage



3





  EX-34 (a)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
10 Tenth Street, Northwest
Suite 1400
Atlanta, GA 30309-3851
Telephone (678) 419 1000
Facsimile (678) 419 1239
www.pwc.com


Report of Independent Registered Public Accounting Firm


To the Shareholders and the Board of Directors of Assurant, Inc.:

We have examined management's assertion, included in the accompanying management's Report on Assessment of Compliance with 1122(d)(2)(vi) and 1122 (d)(4)(xi) of Regulation AB Servicing Criteria, that American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as of December 31, 2006 and for the year then ended, excluding (i) criteria 1122(d)(1)
(i) through 1122 (d)(1)(iv), 1122 (d)(2)(i) through 1122(d)(2)(v), 1122(d)(2)
(vii), 1122(d)(3)(i) through 1122(d)(3)(iv), 1122(d)(4)(i) through 1122(d)(4)(x)
and 1122(d)(4)(xiii) through 1122(d)(4)(xv), which the Asserting Party has determined are not applicable to the activities performed by it with respect to the Platform and (ii), criterion 1122(d)(4)(xii), which relates to servicing activities that are applicable to the Platform, but are excluded from the scope of management's assertion and are not reported on herein. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


In our opinion, management's assertion that the Asserting Party complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.


/s/Pricewaterhousecoopers LLP

Atlanta, Georgia
February 23, 2007





  EX-34 (b)
(logo) PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers
214 North Tryon Street
Suite 3600
Charlotte, NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100
www.pwc.com


Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bank of America Corporation:

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Servicing Criteria, that Bank of America, National Association (the "Company") complied with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities for which the Company acted as servicer involving residential mortgage loans, other than government sponsored entities, housing agencies, foreign transactions or transactions that do not have scheduled interest and/or scheduled principal remittance schedules as outlined in their respective transaction agreements (the "Platform"), as of December 31, 2006 and for the year then ended, excluding the criteria which the Company has determined are not applicable to the servicing activities performed by them with respect to the Platform, as indicated in Appendix A of the Report on Assessment of Compliance with Servicing Criteria. As described in Appendix A, for servicing criteria 1122(d)(2)(ii), 1122(d)(4)(iv), 1122(d)(4)(xi), 1122(d)(4)(xii) and
1122(d)(4)(xiii), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


(page)


(logo) PRICEWATERHOUSECOOPERS

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ Pricewaterhousecoopers LLP

March 1, 2007



2





  EX-34 (c)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
300 Madison Avenue
New York NY 10017
Telephone (646) 471-3000
www.pwc.com


Report of Independent Registered Public Accounting Firm

To the Board of Directors of Residential Capital, LLC:

We have examined management's assertion, included in the accompanying Management's Assertion Concerning Compliance with Regulation AB Item 1122 Servicing Criteria, that GMAC Mortgage, LLC (the "Company"), a subsidiary of Residential Capital, LLC, complied with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the GMACM Private Platform (the "Platform") as of and for the year then ended December 31, 2006, excluding criteria 1122(d)(1)(iii); 1122(d)(2)(iv); 1122(d)(3)(i),(ii) and 1122(d)(4)(i),(ii), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006, for the GMACM Private Platform is fairly stated, in all material respects.



/s/ PricewaterhouseCoopers LLP

New York, New York
March 6, 2007





  EX-34 (d)
(logo) ERNST & YOUNG

Ernst & Young LLP
1900 Scripps Center
312 Walnut Street
Cincinnati, Ohio 45202

Phone: (513) 612-1400
www.ey.com

Report of Independent Registered Public Accounting Firm

Board of Directors
National City Mortgage Co.

We have examined management's assertion, included in the accompanying, Management's Assertion on Compliance with Regulation AB Servicing Criteria, that National City Mortgage Company ("NCM"), complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the residential mortgage loan servicing platform, except for the instance of material noncompliance described therein, as of and for the year ended December 31, 2006, and except for Item 1122(d)(1)(iii), 1122(d)(2)(i), 1122(d)(3)(i)(C),
1122(d)(4)(ii), 1122(d)(4)(iv) and 1122(d)(4)(xv), which NCM has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. See Appendix A of management's assertion for the asset backed transactions covered by this platform. Management is responsible for NCM's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about NCM's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether NCM processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by NCM during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by NCM during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122(d)(4)(xi) and 1122(d)(4)(xii), NCM has engaged various vendors to perform the activities required by these servicing criteria. NCM has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and NCM has elected to take responsibility for assessing compliance with the applicable servicing criteria applicable to each vendor as permitted by Interpretation
17.06. As permitted by Interpretation 17.06, NCM has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with servicing criteria applicable to each vendor. NCM is solely responsible for determining that it meets the SEC requirements to apply

A member firm of Ernst & Young Global Limited


(page)


(logo) ERNST & YOUNG

Ernst & Young LLP

Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to NCM's eligibility to apply Interpretation 17.06.

Our examination disclosed the following material noncompliance with servicing criteria 1122(d)(3)(i)(A) applicable to NCM's platform covered by this report during the year ended December 31, 2006. We noted instances in which NCM failed to provide the master servicer with the delinquency data as set forth in the transaction agreements.

In our opinion, except for the material noncompliance described in the above paragraph, NCM complied, in all material respects, with the aforementioned servicing criteria including servicing criteria 1122(d)(4)(xi) and 1122(d)(4)(xii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the year ended December 31, 2006 for the residential mortgage loan servicing platform.

/s/ Ernst & Young

March 13, 2007



A member firm of Ernst & Young Global Limited





  EX-34 (e)
(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499

Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Philadelphia, PA
February 22, 2007



KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





  EX-34 (f)
(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499


Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP


Philadelphia, PA
February 22, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-34 (g)
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of SunTrust Mortgage, Inc.:

We have examined SunTrust Mortgage, Inc.'s compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all residential mortgage loan securitization transactions occurring after December 31, 2005 (the Platform) described in the accompanying Management's Assertion on Compliance with Regulation AB Criteria, as of December 31, 2006 and for the year then ended, as set forth in Appendix A to Management's Assertion with respect to the Platform. Management's assertion identifies all residential mortgage loan securitization transactions occurring after December 31, 2005 as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material noncompliance with the servicing criteria set forth in Items 1122(d)(1)(i), 1122(d)(2)(i), and 1122(d)(2)(iv) of Regulation AB applicable to the Company during the year ended December 31, 2006. Specifically, SunTrust Mortgage, Inc. did not (i) institute policies and procedures to monitor any performance or other triggers and events of default in accordance with the transaction agreements as required by Item 1122(d)(1)(i); (ii) deposit payments on pool assets into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days after receipt, or such other number of days specified in the transaction agreements as required by Item 1122(d)(2)(i); and (iii) separately maintain the related accounts for the transaction as set forth in the transaction agreements, as required by Item 1122(d)(2)(iv).

In our opinion, except for the material noncompliance described in the preceding paragraph, SunTrust Mortgage, Inc. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for all residential mortgage loan securitization transactions occurring after December 31, 2005, in all material respects.

/s/ PricewaterhouseCoopers LLP

February 27, 2007





  EX-34 (h)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  220 South Sixth Street, Ste. 1400
  Minneapolis, MN 55402-4509

* Phone: (612) 343-1000
  www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Wachovia Document Custody Services platform (the Platform) as of September 5, 2006, and for the period from January 1, 2006 through September 5, 2006, except for criteria 1122 (d)(1)(i), 1122 (d)(1)(iii), 1122 (d)(1)(iv),
1122 (d)(2)(i) through 1122 (d)(2)(vii), 1122 (d)(3)(i) through 1122 (d)(3)(iv), and 1122 (d)(4)(iv) through 1122 (d)(4)(xv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of September 5, 2006, and for the period from January 1, 2006 through September 5, 2006, for the Wachovia Document Custody Services platform is fairly stated, in all material respects.


/s/ Ernst & Young LLP


February 26, 2007

A Member Practice of Ernst & Young Global

(page)



(logo) ERNST & YOUNG

* Ernst & Young LLP
  220 South Sixth Street, Ste. 1400
  Minneapolis, MN 55402-4509

* Phone: (612) 343-1000
  www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Corporate Trust Asset Backed Securities platform (the Platform) as of and for the year ended December 31, 2006, except for criteria 1122 (d)(1)(i), 1122 (d)(1)(iii), 1122 (d)(2)(i) through 1122 (d)(2)(vii), 1122 (d)(3)(i)
through 1122 (d)(3)(iv), and 1122 (d)(4)(iv) through 1122 (d)(4)(xv), which the
Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006, for the Corporate Trust Asset Backed Securities platform is fairly stated, in all material respects.

/s/ Ernst & Young

February 26, 2007

A Member Practice of Ernst & Young Global





  EX-34 (i)
(logo) Deloitte

Deloitte & Touche LLP
Suite 3300
925 Fourth Avenue
Seattle, WA 98104-1126
USA

Tel: +1 206 716 7000
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholder
Washington Mutual Bank

We have examined management's assertion, included in the accompanying
Servicer's Report on Assessment of Compliance, that Washington Mutual Bank and subsidiaries (the "Company") complied with the servicing criteria set forth in
Item 1122 (d) of the Securities and Exchange Commission's ("SEC") Regulation AB for the securitizations of pools of mortgage loans that were completed on or after January 1, 2006, and prior to January 1, 2007, for which the Company performed servicing functions set forth in Item 1122(d), that included one or more classes of publicly offered securities registered with the SEC pursuant to the Securities Act of 1933, and for which the Company has an obligation to deliver an Assessment of Compliance pursuant to Item 1122 (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 1122 (d)(1)(iii) and 1122 (d)(3)(i)(C-D), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each specific asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006, for the Platform is fairly stated, in all material respects.


/s/ Deloitte & Touche LLP
March 14, 2007


Member of
Deloitte Touche Tohmatsu





  EX-34 (j)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined Wells Fargo Bank, N.A.'s (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


(page)


(logo) KPMG

As described in the accompanying 2006 Certification Regarding Compliance with Applicable Servicing Criteria, for servicing criteria 1122(d)(2)(i), 1122(d)(2)(vi), 1122(d)(4)(iv), 1122(d)(4)(xi), and 1122(d)(4)(xiii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), with the exception of those vendors who have provided their own reports on assessment of compliance with servicing criteria to the Company, for which the Company does not take such responsibility. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.


In our opinion, except for the instances of material noncompliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ KPMG LLP

Des Moines, Iowa
March 1, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-34 (k)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





  EX-34 (l)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





  EX-34 (m)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.


/s/ Ernst & Young

February 20, 2007


A Member Practice of Ernst & Young Global





  EX-34 (n)
(logo) ERNST & YOUNG


Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria, Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





  EX-35 (a)
(logo) Bank of America

Bank of America
475 CrossPoint Parkway
PO Box 9000
Getzville, NY 14068-9000

Annual Statement as to Compliance
BAFC 2006-2

I, H. Randall Chestnut, Senior Vice President of Bank of America, N.A., (the "Servicer"), hereby certify as pursuant to section 2.17 of the Servicing Agreement between Banc of America Funding Corporation (together with its permitted successors and assigns, the "Depositor") and Bank of America National Association, as Servicer (together with its permitted successors and assigns, the "Servicer") that: (i) a review has been made under my supervision of the Servicer's activities under this agreement during the 2006 calendar year and
(ii) to the best of my knowledge, based on such review, the servicer has fulfilled all its obligations under this agreement in all material respects throughout the calendar year 2006.


March 1, 2007


Bank of America, N.A.
as Servicer

By: /s/ H. Randall Chestnut
Name:  H. Randall Chestnut
Title: Senior Vice President





  EX-35 (b)
(logo) National City
       Mortgage

National City Mortgage Co.
A Subsidiary of National City Bank of Indiana
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone: (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Servicer Compliance Statement

RE: See attached for series (Exhibit A)

I, T. Jackson Case, Jr., hereby certify to Bank of America Mortgage Capital Corporation, that I am a duly elected Executive Vice President of National City Mortgage Corporation (the "Company"), a corporation organized under the laws of the State of Ohio and further as follows:

(i) A review of the Company's activities as servicer during the immediately preceding calendar year (or applicable portion thereof) and of its performance under the Agreement and any applicable Reconstitution Agreement during such period has been made under such officer's supervision, and

(ii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement and any applicable Reconstitution Agreement in all material respects throughout such calendar year (or applicable portion thereof) or, if there has been a failure to fulfill any such obligation in any material respect, specifically identifying each such failure known to such officer and the nature and the status thereof.

National City Mortgage Co.

Certified by: /s/ T Jackson Case, Jr.

Name: T Jackson Case, Jr.

Title: Executive Vice President

Date: 2/14/2007


No one Cares More!


(page)


Exhibit A

V03     BAFC 2006-1
V08     BAFC 2006-2
V12     BAFC 2006-3
V36     BAFC 2006-4
V04     BAFC 2006-A
V50     BAFC 2006-I
837     BAFC 2004-2
X02     BAFC 2004-2
X17     BAFC 2004-5
879     BAFC 2004-B
X57     BAFC 2005-1
X79     BAFC 2005-2
W01     BAFC 2005-3
W38     BAFC 2005-4
W42     BAFC 2005-5
W60     BAFC 2005-6
W94     BAFC 2005-8
X92     BAFC 2005-B
W02     BAFC 2005-E
832     BANC OF AMERICA SEC.
252     BANK OF AMERICA
743     BANK OF AMERICA 2002-3
442     BANK OF AMERICA MCC
747     BANK OF AMERICA MCC





  EX-35 (c)
(logo) SUNTRUST
       MORTGAGE

SunTrust Mortgage, Inc.
Post Office Box 26149
Richmond, VA 23260-6149
Toll Free 1.800.634.7928
www.suntrustmortgage.com

Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Client Manager BAFC 2006-2

Re: Annual Compliance Statement for BAFC 2006-2

In connection with the loans serviced by SunTrust Mortgage, Inc. (the "Company") pursuant to the Company's Servicing Agreement(s)/Purchase and Sale Agreement(s) with Bank of America, National Association and any applicable Reconstitution Agreement(s) (together, the "Transaction Agreements"), I, the undersigned officer, hereby certify the following as of December 31, 2006:

(i) The Company conducted a review of its activities during the immediately preceding calendar year (or applicable portion thereof) and of its performance under the Transaction Agreements during such period has been made under my supervision; and

(ii) To the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Transaction Agreements in all material respects throughout such calendar year (or applicable portion thereof), except that as of January 1, 2006, the Company did not have procedures for monitoring compliance with requirements as specified in the applicable transaction agreements governing SEC Regulation AB transactions. To address the absence of such procedures, the Company's management has undertaken and completed the following actions: (a) completed a review of each Transaction Agreement and identified if there was specific language affecting any of the Servicing Criteria outlined in Section 1122; (b) to the degree that the Transaction Agreements required specific procedures related to the servicing criteria, the Company's Reference Point Library (where all policies and procedures are maintained) was updated to this effect; (c) for each pool, a Control Matrix was completed (and is maintained on a current basis) identifying which Transaction Agreements control each pool; and (d) established a monthly review process where the Company's managers review key factors of performance under Transaction Agreements and respond to a questionnaire indicating compliance with such factors.

IN WITNESS WHEREOF, I do hereby certify the foregoing as of the date hereof.

/s/ John R. Purcell, Jr.

John R. Purcell, Jr.
Senior Vice President - Manager, Servicing Division

Date: February 27, 2007





  EX-35 (d)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines,IA 50328-0001



Wells Fargo Bank, N.A.
Servicer Compliance Statement


1. I, John B. Brown, Senior Vice President of Wells Fargo Bank, N.A. ("Wells Fargo") hereby state that a review of the activities of Wells Fargo during the calendar year 2006 and of Wells Fargo's performance under the servicing agreement(s) listed on the attached Exhibit A (the "Servicing Agreement(s)") has been made under my supervision.

2. To the best of my knowledge, based on such review , Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout 2006.


/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Bank, N.A.

March 1, 2007


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A

                                              MASTER
                                        SERVICER/TRUSTEE
CLIENT  INV#             INV                               DEAL NAME

708     349     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2006-2
708     B80     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-4
708     B84     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2006-1
708     J82     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2004-1
708     L65     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-1
708     M46     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-3
708     M72     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-2
708     N33     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2004-2


(page)


106     800     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP1
106     801     NOMURA PMSR     WELLS FARGO CTS   NAAC 2004-AP3
106     802     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP3
106     810     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP2
106     811     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP3
106     812     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR3
106     813     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR4
106     814     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR5
106     815     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AP1
106     816     NOMURA PMSR     WELLS FARGO CTS   NHELI 2006-HEI
106     817     NOMURA PMSR     WELLS FARGO CTS   2005-AR6
106     818     NOMURA PMSR     WELLS FARGO CTS   2006-AR1
106     819     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AR2
106     821     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AF1
106     822     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AF2
708     232     NOMURA          WELLS FARGO CTS   NAAC 2004-R2
708     362     NOMURA          WELLS FARGO CTS   NHELI 2006-WF1
708     392     NOMURA          WELLS FARGO CTS   NHELI 2006-HE3
708     451     NOMURA          WELLS FARGO CTS   NAAC 2006-WF1
708     826     NORMURA         WELLS FARGO CTS   NHEL 2006-AF1
708     L46     NOMURA          WELLS FARGO CTS   NAAC 2005-WF1
708     M50     NOMURA          WELLS FARGO CTS   NAAC 2005-AP3


(page)


472     B35     BANK OF AMERICA   SERV                  BAFC 2006-A
472     L63     BANK OF AMERICA   SERV                  BAFC 2005-D
591     J78     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2004-1
591     M01     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2002-W1
591     M07     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2002-WF2
591     P45     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2003-1
708     366     BANK OF AMERICA   SERV                  BAFC 2006-4 SS#RB16
708     846-001 BANK OF AMERICA   MASTERSERV            BAFC 2006-I
708     849-001 BANK OF AMERICA   SERV                  BAFC 2006-J
708     B15     BANK OF AMERICA   SERV                  BAFC 2006-1
708     B30     BANK OF AMERICA   SERV                  BAFC 2005-07
708     B32     BANK OF AMERICA   SERV                  BAFC 2006-D
708     B35     BANK OF AMERICA   SERV                  BAFC 2006-A
708     B42     BANK OF AMERICA   SERV                  BAFC 2006-2
708     B50     BANK OF AMERICA   SERV                  BAFC 2006-3
708     B65     BANK OF AMERICA   SERV                  BAFC 2005-8
708     B83     BANK OF AMERICA   SERV                  BAFC 2006-F
708     L16     BANK OF AMERICA   SERV                  BAFC 2005-2
708     L29     BANK OF AMERICA   SERV                  ABFC 2005-WF1
708     L51     BANK OF AMERICA   SERV                  BAFC 2005-3
708     L63     BANK OF AMERICA   SERV                  BAFC 2005-D
708     L73     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2005-E
708     M36     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2005-6 SS#R964
708     M76     BANK OF AMERICA   SERV                  BAFC 2005-05 SS#R919
708     P24     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2003-WF1


(page)


472     H62     COUNTRYWIDE     WFB MASTER SERVICING    FNMA 2002-W1
685     H62     COUNTRYWIDE     WFB MASTER SERVICING    FNMA 2002-W1


(page)


106     300     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-29
106     301     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-25
106     302     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-27
106     303     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-1
106     305     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR1
106     306     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR2
106     307     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR3
106     308     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR4
106     309     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-4
106     311     CSMC            WELLS FARGO CTS         CSFB 2004-AR6
106     314     CSMC            WELLS FARGO CTS         CSFB 2004-5
106     315     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-ARMT 1
106     316     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-8
106     319     CSMC            WELLS FARGO CTS         PMSR CSFB ARMT 2004-3
106     321     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-6
106     322     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-7
106     324     CSMC            WELLS FARGO CTS         PMSR ARMT 2004-5
106     326     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-1
106     327     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-2
106     331     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-4
106     332     CSMC            WELLS FARGO CTS         2004-AR1
106     333     CSMC            WELLS FARGO CTS         2004-AR2
106     334     CSMC            WELLS FARGO CTS         2004-AR3
106     335     CSMC            WELLS FARGO CTS         2004-AR4
106     336     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-3
106     337     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-4
106     345     CSMC            WELLS FARGO CTS         CSFB 2003-19
106     347     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-5
106     348     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-5
106     352     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-6
106     353     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-6
106     354     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-3
106     355     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-6A
106     357     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-7
106     362     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-21
106     363     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-9
106     364     CSMC            WELLS FARGO CTS         CSFB PMSR 2005-8
106     365     CSMC            WELLS FARGO CTS         PMSR 2003-AR30
106     369     CSMC            WELLS FARGO CTS         PMSR 2005-9
106     374     CSMC            WELLS FARGO CTS         PMSR CSMC 2005-11
106     379     CSMC            WELLS FARGO CTS         CSMC PMSR 2006-2
106     383     CSMC            WELLS FARGO CTS         CSMC 2003-AR30
106     384     CSMC            WELLS FARGO CTS         CSAB 2006-1
106     402     CSMC            WELLS FARGO CTS         CSMC 2006-6
106     403     CSMC            WELLS FARGO CTS         ARMT 2006-3
106     405     CSMC            WELLS FARGO CTS         CSFB 2005-12
106     408     CSMC            WELLS FARGO CTS         CSMC 2006-8
106     409     CSMC            WELLS FARGO CTS         CSAB 2006-2
106     508     CSMC            WELLS FARGO CTS         2004-CF2
106     519     CSMC            WELLS FARGO CTS         CSFB 2005-1
106     526     CSMC            WELLS FARGO CTS         CSFB 2005-3
106     536     CSMC            WELLS FARGO CTS         CSFB 2005-6
106     542     CSMC            WELLS FARGO CTS         CSFB 2005-7


(page)


106     544     CSMC            WELLS FARGO CTS         CSFB 2005-8
106     551     CSMC            WELLS FARGO CTS         CSFB 2005-10
106     577     CSMC            WELLS FARGO CTS         CSMC 2006-8a
106     L62     CSMC            WELLS FARGO CTS         CSFB 2003-27
106     L70     CSMC            WELLS FARGO CTS         CSFB 2003-21
106     L76     CSMC            WELLS FARGO CTS         CSFB 2003-23
106     L81     CSMC            WELLS FARGO CTS         CSFB 2004-3
591     M64     CSMC            WELLS FARGO CTS         CSFB 2005-8
708     281     CSMC            WELLS FARGO CTS         FNT  2001-3 CALL DEAL
708     820     CSMC            WELLS FARGO CTS         CSMC 2006-8
708     821     CSMC            WELLS FARGO CTS         SEE  CAT
708     827     CSMC            WELLS FARGO CTS         CSMC 2006-9
708     829     CSMC            WELLS FARGO CTS         CSAB 2006-3
708     839     CSMC            WELLS FARGO CTS         CSAB-2006-4
708     B49     CSMC            WELLS FARGO CTS         CSFB 2005-12
708     M64     CSMC            WELLS FARGO CTS         CSFB 2005-8
708     M86     CSMC            WELLS FARGO CTS         CSFB 2005-9


(page)


106     S50     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2004-HE3
106     S51     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-SD2
106     S52     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-SD2 - DSI
106     S53     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-HE5
106     S54     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005 SD3
106     S55     DEUTSCHE BANK SUB       WELLS FARGO CTS  2ACE 2005-SD3 - DSI
106     S56     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD1
106     S57     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD1- DSI
106     S58     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD2
106     S59     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD2- DSI
106     X01     DEUTSCHE BANK PMSR      WELLS FARGO CTS  ACE 2005-HE5
106     X03     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT05AR1
106     X04     DEUTSCHE BANK PMSR      WELLS FARGO CTS  ACE 2005-HE7
106     X05     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-4
106     X06     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT05-AR2
106     X07     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-5
106     X08     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-6
106     X13     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB2
106     X15     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB3
106     X16     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AR3
106     X17     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB4
106     X18     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AR4
106     X19     DEUTSCHE PMSR           WELLS FARGO CTS  DBALT 2006-AR5
591     H29     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2001-HE1
591     J27     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2003-HE1
591     L69     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005-SD2
591     Q68     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2002-HE2
708     372     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB3
708     483     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB4
708     830     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AR5
708     B63     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AF1
708     B88     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB1
708     J83     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2004-HE1
708     L86     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005-WF1


(page)


591     185     EMC                     WELLS FARGO CTS  BSALTA 2006-8
708     341     EMC                     WELLS FARGO CTS  BSABS 2006-2
708     342     EMC                     WELLS FARGO CTS  BSARM 2006-2
591     369     EMC                     WELLS FARGO CTS  BSALTA 2006-4
708     369     EMC                     WELLS FARGO CTS  BSALTA 2006-4
472     376     EMC                     WELLS FARGO CTS  2001-2
591     376     EMC                     WELLS FARGO CTS  2001-2
685     376     EMC                     WELLS FARGO CTS  2001-2
472     382     EMC                     WELLS FARGO CTS  2001-1
472     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
591     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
685     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
708     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
472     888     EMC                     WELLS FARGO CTS  BSALTA 2006-7
708     888     EMC                     WELLS FARGO CTS  BSALTA 2006-7
708     909     EMC                     WELLS FARGO CTS  BSALTA 2004-7
685     931     EMC                     WELLS FARGO CTS  BSABS 2004-SD3
708     931     EMC                     WELLS FARGO CTS  BSABS 2004-SD3
591     B13     EMC                     WELLS FARGO CTS  BART 2006-1
708     B13     EMC                     WELLS FARGO CTS  BART 2006-1
591     B22     EMC                     WELLS FARGO CTS  PRIME 2004-2
708     B22     EMC                     WELLS FARGO CTS  PRIME 2004-2
472     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1
685     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1
708     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1.
591     B53     EMC                     WELLS FARGO CTS  BSALTA 2005-10
708     B66     EMC                     WELLS FARGO CTS  BART 2005-12
591     B88     EMC                     WELLS FARGO CTS  *
591     D29     EMC                     WELLS FARGO CTS  BSARM 2004-8
708     D29     EMC                     WELLS FARGO CTS  BSARM 2004-8
591     H68     EMC                     WELLS FARGO CTS  WFHM 2002-W08
472     H78     EMC                     WELLS FARGO CTS  FNMA 2002-26
685     H78     EMC                     WELLS FARGO CTS  EMC FNMA 2002-26
591     H82     EMC                     WELLS FARGO CTS  BART 2003-6
472     H84     EMC                     WELLS FARGO CTS  FNMA 2002-33
685     H84     EMC                     WELLS FARGO CTS  FNMA 2002-33
472     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
591     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
685     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
591     J05     EMC                     WELLS FARGO CTS  BSABS
685     J05     EMC                     WELLS FARGO CTS  BSABS
708     J05     EMC                     WELLS FARGO CTS  BSABS
591     J12     EMC                     WELLS FARGO CTS  BART 2003-7
708     J12     EMC                     WELLS FARGO CTS  BART 2003-7
472     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
591     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
685     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
708     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3


(page)


591     J29     EMC                     WELLS FARGO CTS  OPTRED 12-03
685     J29     EMC                     WELLS FARGO CTS  OPTRED 12-03
472     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
591     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
685     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
591     J61     EMC                     WELLS FARGO CTS  BART 2004-1
708     J61     EMC                     WELLS FARGO CTS  BART 2004-1
591     J72     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL2
472     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
591     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
685     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
708     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
472     J79     EMC                     WELLS FARGO CTS  BSALTA 2005-5
591     J79     EMC                     WELLS FARGO CTS  BSALTA 2005-5
591     J94     EMC                     WELLS FARGO CTS  BSABS 2004-SD2
708     J94     EMC                     WELLS FARGO CTS  BSABS 2004-SD2
708     K22     EMC                     WELLS FARGO CTS  BART 2004-11
708     L00     EMC                     WELLS FARGO CTS  BART 2005-1
708     L05     EMC                     WELLS FARGO CTS  BSALTA 2005-2
472     L27     EMC                     WELLS FARGO CTS  BSALTA 2005-4
591     L27     EMC                     WELLS FARGO CTS  BALTA 2005-4
591     L50     EMC                     WELLS FARGO CTS  BART 2005-4
708     L50     EMC                     WELLS FARGO CTS  BART 2005-4
708     L56     EMC                     WELLS FARGO CTS  PRIME 2005-2
591     L81     EMC                     WELLS FARGO CTS  BART 2005-5
708     L81     EMC                     WELLS FARGO CTS  BART 2005-5 MS#B378
472     M43     EMC                     WELLS FARGO CTS  BART 2005-10 SS#B443
591     M43     EMC                     WELLS FARGO CTS  BART 2005-10
708     M43     EMC                     WELLS FARGO CTS  BART 2005-10 SS#B443
708     M53     EMC                     WELLS FARGO CTS  BSABS I 2005-AC6 MS#B398
708     M61     EMC                     WELLS FARGO CTS  PRIME 2005-3 MS#R937
708     M78     EMC                     WELLS FARGO CTS  PRIME 2005-4 S/S#R953
708     M87     EMC                     WELLS FARGO CTS  BART 2005-9 S/S#B431
472     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
591     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
685     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
708     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
591     P25     EMC                     WELLS FARGO CTS  BSART 2003-1
708     P25     EMC                     WELLS FARGO CTS  BSART 2003-1
472     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
591     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
685     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
591     P47     EMC                     WELLS FARGO CTS  BART 2003-3
708     P47     EMC                     WELLS FARGO CTS  BART 2003-3
472     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
591     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
685     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
708     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
472     P76     EMC                     WELLS FARGO CTS  FNMA GT
685     P76     EMC                     WELLS FARGO CTS  FNMA GT
472     P80     EMC                     WELLS FARGO CTS  SAMI 2003-CL1
591     P86     EMC                     WELLS FARGO CTS  BSARM 2003-5


(page)


708     P86     EMC                     WELLS FARGO CTS  BSARM 2003-5
472     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
591     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
685     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
708     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
472     Q15     EMC                     WELLS FARGO CTS  5435-5437
685     Q15     EMC                     WELLS FARGO CTS  5435-5437
472     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
591     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
685     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
591     Q81     EMC                     WELLS FARGO CTS  BART 2002-11
708     Q81     EMC                     WELLS FARGO CTS  BART 2002-11
472     Q82     EMC                     WELLS FARGO CTS  2002-90 FNMA
685     Q82     EMC                     WELLS FARGO CTS  FNMA 2002-90
591     Q94     EMC                     WELLS FARGO CTS  BSARM 2002-12
708     Q94     EMC                     WELLS FARGO CTS  BSARM 2002-12
106     V51     EMC SUB BSABS           WELLS FARGO CTS  BSABS 2005-SD3
                2005-SD3
106     V52     EMC SUB BSABS           WELLS FARGO CTS  BSABS 2005-SD4
                2005-SD4
106     Y24     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-10
                BSALTA 2004-10
106     Y25     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Y26     EMC PMSR                WELLS FARGO CTS  BSABS 2002-AC1
                BSABS 2002-AC1
106     Y32     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC3
                BSABS 2003-AC3
106     Y33     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC4
                BSABS 2003-AC4
106     Y34     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC5
                BSABS 2003-AC5
106     Y35     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC6
                BSABS 2003-AC6
106     Y36     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC7
                BSABS 2003-AC7
106     Y37     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC1
                BSABS 2004-AC1
106     Y38     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC2
                BSABS 2004-AC2
106     Y39     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC3
                BSABS 2004-AC3
106     Y40     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y41     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC5
                BSABS 2004-AC5
106     Y42     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC6
                BSABS 2004-AC6
106     Y43     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC7
                BSABS 2004-AC7
106     Y44     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC1
                BSABS 2005-AC1


(page)


106     Y45     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC2
                BSABS 2005-AC2
106     Y46     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC3
                BSABS 2005-AC3
106     Y47     EMC PMSR                WELLS FARGO CTS  PRIME 2003-2
                PRIME 2003-2
106     Y48     EMC PMSR                WELLS FARGO CTS  PRIME 2003-3
                PRIME 2003-3
106     Y49     EMC PMSR                WELLS FARGO CTS  PRIME 2004-1
                PRIME 2004-1
106     Y50     EMC PMSR                WELLS FARGO CTS  PRIME 2005-1
                PRIME 2005-1
106     Y53     EMC PMSR                WELLS FARGO CTS  PRIME 2005-2
                PRIME 2005-2
106     Y64     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC4
                BSABS 2003-AC4
106     Y65     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y66     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC1
                BSABS 2005-AC1
106     Y68     EMC PMSR                WELLS FARGO CTS  PRIME 2005-5
                PRIME 2005-5
106     Y69     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Y70     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Y72     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y74     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-03
                BSALTA 2004-03
106     Y75     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-04
                BSALTA 2004-04
106     Y76     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-06
                BSALTA 2004-06
106     Y77     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-08
                BSALTA 2004-08
106     Y78     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-09
                BSALTA 2004-09
106     Y79     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12
106     Y80     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Y81     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-03
                BSALTA 2005-03
106     Y84     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-07
                BSALTA 2004-07
106     Y85     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Y86     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-05
                BSALTA 2005-05
106     Y87     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC4
                BSABS 2005-AC4


(page)


106     Y88     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC5
                BSABS 2005-AC5
106     Y89     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-07
                BSALTA 2005-07
106     Y91     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC6
                BSABS 2005-AC6
106     Y92     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-08
                BSALTA 2005-08
106     Y93     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC7
                BSABS 2005-AC7
106     Y94     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-09
                BSALTA 2005-09
106     Y96     EMC PMSR                WELLS FARGO CTS  PRIME 2005-4GRP
                PRIME 2005-
                4GRP
106     Y97     EMC PMSR                WELLS FARGO CTS  LUMINENT 2005-1
106     Y98     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC8
                BSABS 2005-AC8
106     Y99     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC9
                BSABS 2005-AC9
106     ZO1     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-10
                BSALTA 2005-10
106     Z02     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-01
                BSALTA 2006-01
106     Z03     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-08
                BSALTA 2004-08
106     Z04     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Z05     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Z06     EMC PMSR                WELLS FARGO CTS  BSARM 2005-3
                BSARM 2005-3
106     Z07     EMC PMSR                WELLS FARGO CTS  BSARM 2005-4
                BSARM 2005-4
106     Z08     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-5
                BSALTA 2005-5
106     Z09     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-7
                BSALTA 2005-7
106     Z10     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-7
                BSALTA 2005-7
106     Z11     EMC PMSR                WELLS FARGO CTS  BSARM 2005-7
                BSARM 2005-7
106     Z12     EMC PMSR                WELLS FARGO CTS  BSARM 2005-6
                BSARM 2005-6
106     Z13     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-8
                BSALTA 2005-8
106     Z14     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-9
                BSALTA 2005-9
106     Z15     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-9
                BSALTA 2005-9
106     Z16     EMC PMSR                WELLS FARGO CTS  BSARM 2005-12
                BSARM 2005-12


(page)


106     Z17     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Z18     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-5
                BSALTA 2005-5
106     Z22     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-3
                BSALTA 2004-3
106     Z23     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-4
                BSALTA 2004-4
106     Z24     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-5
                BSALTA 2004-5
106     Z25     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-6
                BSALTA 2004-6
106     Z26     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-7
                BSALTA 2004-7
106     Z27     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-8
                BSALTA 2004-8
106     Z28     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-9
                BSALTA 2004-9
106     Z29     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-10
                BSALTA 2004-10
106     Z30     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Z31     EMC PMSR                WELLS FARGO CTS  BSARM 2004-8
                BSARM 2004-8
106     Z32     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12
106     Z33     EMC PMSR                WELLS FARGO CTS  BSARM 2004-12
                BSARM 2004-12
106     Z34     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Z35     EMC PMSR                WELLS FARGO CTS  BSARM 2005-1
                BSARM 2005-1
106     Z36     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-3
                BSALTA 2005-3
106     Z37     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-2
                BSALTA 2006-2
106     Z38     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Z39     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC3
                BSABS 2006-AC3
106     Z40     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-3
                BSALTA 2006-3
106     Z44     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-8
                BSALTA 2005-8
106     Z46     EMC PMSR                WELLS FARGO CTS  PRIME 2006-1
                PRIME 2006-1
106     Z47     EMC PMSR                WELLS FARGO CTS  BSABS 2006-SD2
                BSABS 2006-SD2
106     Z50     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Z51     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12


(page)


106     Z52     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Z53     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC4
                BSABS 2006-AC4
106     Z54     EMC PMSR BSMF           WELLS FARGO CTS  BSMF 2006-AC1
                2006-AC1
106     Z55     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC9
                BSABS 2005-AC9
106     Z56     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Z57     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Z58     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-7a
                BSALTA 2006-7a
106     Z59     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC3
                BSABS 2006-AC3
106     Z60     EMC PMSR                WELLS FARGO CTS  PRIME 2005-2
                PRIME 2005-2
106     Z61     EMC PMSR                WELLS FARGO CTS  PRIME 2005-5
                PRIME 2005-5
106     Z62     EMC PMSR                WELLS FARGO CTS  PRIME 2006-1
                PRIME 2006-1


(page


708     F32     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2004-14
472     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
472     B70     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2006-AR2
591     822     GOLDMAN SACHS                   WELLS FARGO CTS   GSRPM 2006-16
591     L18     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
591     L66     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR4
685     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
685     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
708     395     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-14
708     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
708     822     GOLDMAN SACHS                   WELLS FARGO CTS   GSRPM 2006-16
708     B07     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2006-AR1
708     B70     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
708     K42     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR1
708     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
708     L18     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
708     L34     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-5
708     L64     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-7
708     L66     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR4
106     G03     GOLDMAN PMSR GSAA 2006-1        WELLS FARGO CTS   GSAA 2005-9
106     G07     GOLDMAN PMSR GSR 2005-9F        WELLS FARGO CTS   GSR 2005-8F
106     G08     GOLDMAN PMSR GSR 2005-AR        WELLS FARGO CTS   GSR 2005-9F
106     G09     GOLDMAN PMSR GSR 2005AR5        WELLS FARGO CTS   GSR 2005-AR3
106     G11     GOLDMAN PMSR GSAA 200512        WELLS FARGO CTS   GSAA 2005-11
106     G13     GOLDMAN PMSR GSAA 2005-6        WELLS FARGO CTS   GSAA 2005-14
106     G14     GOLDMAN PMSR GSAA 2005-9        WELLS FARGO CTS   GSAA 2005-6
106     G15     GOLDMAN PMSR GSAA 200615        WELLS FARGO CTS   GSAA 2006-13
708     461     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-16
708     840     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-18
472     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
472     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
472     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
472     K42     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR1
472     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
472     P48     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-1
685     403     GOLDMAN SACHS                   WELLS FARGO CTS   RMSC 1994-7 TRUST
                                                                  COLLAPS
685     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
685     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
685     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
708     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
708     M31     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR7
708     M57     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR5
708     M92     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-12
936     J80     GOLDMAN SACHS GMPS 2003-2       WELLS FARGO CTS   GSAMPS 2003-2
936     J81     GOLDMAN SACHS MTGE CO           WELLS FARGO CTS   GSAMPS 2003-3
936     J82     GOLDMAN SACH GSMPS2004-01       WELLS FARGO CTS   GSMPS 2004-1
936     J83     GOLDMAN SACHS GSMPS2004-3       WELLS FARGO CTS   GSMPS 2004-3
708     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
708     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
685     P48     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-1


(page)


106     U06     GREENWICH PMSR SOUNDVIEW        WF MASTER SERVICING     SOUNDVIEW 2006-NLC1
708     M79     GREENWICH                       WFB MASTER SERVICING    RBSGC 2005-A S/S #RB06


(page)


106     202     HSBC PMSR FFML 2006-FF11        WF MASTER SERVICING     FFML 2006-FF11
106     203     HSBC PMSR HASCO 2006 HE1        WF MASTER SERVICING     HASCO 2006 HE1


(page)


106     265     UBS SUB FROM HUD 601#2      UBS             *
106     909     UBS PMSR GMAC WHOLE LNS     UBS             UBS GMAC WHOLE LOANS
106     915     UBS PMSR WHOLE LOANS        UBS             UBS WHOLE LOAN
472     H00     UBS                         UBS             MMSTR 2004-1 AAR
591     H00     UBS                         UBS             MMSTR 2004-1 AAR
685     H00     UBS                         UBS             MMSTR 2004-1 AAR
708     H00     UBS                         UBS             MMSTR 2004-1 AAR
591     H02     UBS                         UBS             MASTR 2006-1
591     H03     UBS                         UBS             *
472     K32     UBS                         UBS             FANNIE MAE 2004-W14
685     K32     UBS                         UBS             FANNIE MAE 2004-W14
708     K32     UBS                         UBS             FANNIE MAE 2004-W14
472     L09     UBS                         UBS             MARP 2005-1
685     L09     UBS                         UBS             MARP 2005-1
708     L09     UBS                         UBS             MARP 2005-1
708     M99     UBS                         UBS             UBS
106     Q50     UBS SUB MASC 2004-2         UBS             MASD 2004-2
106     Q51     UBS SUB MASTR SLT 2005-1    UBS             UBS MASTR SLT 2005-1
106     Q52     UBS SUB MASD 2005-2         UBS             MASD 2005-2
106     Q53     UBS SUB MASD 2005-3         UBS             MASD 2005-3
106     Q54     UBS SUB MASD 2006-1         UBS             MASD 2006-1
106     Q55     UBS SUB MASD 2006-2         UBS             MASD 2006-2
106     Q56     UBS SUB MASD 2006-3         UBS             MASD 2006-3
708     U04     UBS BANK                    UBS BANK        UBS BANK
708     426     UBS WARBURG                 UBS WARBURG     *
708     L76     UBS WARBURG                 UBS WARBURG     WFMR 2005-M06
472     P68     UBS WARBURG                 UBS WARBURG     WFHM CONFORMING


(page)


106     726     LEHMAN PMSR SASCO 2006BC        WELLS FARGO MASTER SERV  SASCO 2006-BC3
106     729     LEHMAN PMSR SASCO 06-BC5        WELLS FARGO MASTER SERV  SASCO 2006-BC5
106     731     LEHMAN PMSR SASCO 06-BC4        WELLS FARGO MASTER SERV  SASCO 2006-BC4
106     K13     LEHMAN SUB SASCO 2006-BC5       WELLS FARGO MASTER SERV  SASCO 2006-BC5
106     K16     LEHMAN SUB SASCO 2006-BC2       WELLS FARGO MASTER SERV  SASCO 2006-BC2
106     K18     LEHMAN SUB SAIL 2006-3          WELLS FARGO MASTER SERV  SAIL 2006-3
106     K68     LEHMAN SUB 2004-7 DSI           WELLS FARGO MASTER SERV  SAIL 2004-7 DSI


(page)


708     175     MASSACHUSETTS MUTUAL            WFB MASTER SERVICING     *


(page)


591     B04     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-11AR
591     BO1     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-9AR
591     B18     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-3AR
591     M33     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-6AR
591     M58     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-5AR
708     BO1     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-9AR
708     B04     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-11AR
708     B18     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-3AR
708     B17     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-1AR
106     P05     MORGAN PMSR MSM 2004-6AR        WELLS FARGO CTS         MSM 2004-6AR
106     P06     MORGAN PMSR MSM 7AR             WELLS FARGO CTS         MSM 7AR
106     P07     MORGAN PMSR MSM 4               WELLS FARGO CTS         MSM 4
106     P08     MORGAN PMSR MSM 8AR             WELLS FARGO CTS         MSM 8AR
106     P09     MORGAN PMSR MSM 9               WELLS FARGO CTS         MSM 9
106     P10     MORGAN PMSR MSM 10AR            WELLS FARGO CTS         MSM 1OAR
106     P11     MORGAN PMSR MSM 11AR            WELLS FARGO CTS         MSM 11AR
106     P12     MORGAN PMSR MSM 20051FIN        WELLS FARGO CTS         MSM 20051F1N
106     P13     MORGAN PMSR MSM20052ARFIN       WELLS FARGO CTS         MSM20052ARFIN
106     P15     MORGAN PMSR MSM 2005-6AR        WELLS FARGO CTS         MSM 2005-6AR
106     P16     MORGAN PMSR MSM 2005-4          WELLS FARGO CTS         MSM 2005-4
106     P17     MORGAN PMSR MSM 2005-5AR        WELLS FARGO CTS         MSM 2005-5AR
106     P25     MORGAN PMSR MSM 2005-7          WELLS FARGO CTS         MSM 2005-7
106     P32     MORGAN PMSR MSM 2005-3AR        WELLS FARGO CTS         MSM 2005-3AR
106     P35     MORGAN PMSR MSM 2005-10         WELLS FARGO CTS         MSM 2005-10
106     P36     MORGAN PMSR MSM 2005-9AR        WELLS FARGO CTS         MSM 2005-9AR
106     P37     MORGAN PMSR MSM 2005-11AR       WELLS FARGO CTS         MSM 2005-11AR
106     P38     MORGAN PMSR MSM 2006-1AR        WELLS FARGO CTS         MSM 2006-1AR
106     P39     MORGAN PMSR MSM 2006-2AR        WELLS FARGO CTS         MSM 2006-2AR
106     P40     MORGAN PMSR MSM 2006-3AR        WELLS FARGO CTS         MSM 2006-3AR
106     P46     MORGAN PMSR MSM 2006-7          WELLS FARGO CTS         MSM 2006-7
106     P56     MORGAN PMSR MSM 2006-11         WELLS FARGO CTS         MSM 2006-11
106     P58     MORGAN PMSR MSM 2006-6AR        WELLS FARGO CTS         MSM 2006-6AR
106     P59     MORGAN PMSR MSM 2006-8AR        WELLS FARGO CTS         MSM 2006-8AR
106     P62     MORGAN PMSR MSM 2006-9AR        WELLS FARGO CTS         MSM 2006-9AR
106     P63     MORGAN PMSR MSM 2006-2          WELLS FARGO CTS         MSM 2006-2
708     J63     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2004-2AR
708     M33     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-6AR
708     M58     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-5AR
472     B08     MORGAN STANLEY                  WELLS FARGO CTS         *
708     389     MORGAN STANLEY                  WILSHIRE FHA LOAN       ATTN ROSS LEVINE


(page)


106     V0l     SOCIETE GEN PMSR WHOLE          WELLS FARGO CTS         SOC GEN WHOLE LN
106     V03     SOCIETE GEN PMSR                WELLS FARGO CTS         SGMS 2006-FRE2


(page)


106    H62      SOPAC 1998-1        Wells Fargo CTS      SOPAC 98-1
106    H63      SOPAC 1998-2        Wells Fargo CTS      SOPAC 98-2


(page)


591     H76-001     THORNBURG       WFB MASTER SERVICING    TMST 2002-2
591     H76-002     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W46
591     H76-003     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W53
591     H76-004     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W52
591     J73         THORNBURG       WFB MASTER SERVICING    THORNBURG 2004-1
591     P43         THORNBURG       WFB MASTER SERVICING    TMST 2003-2
708     382         THORNBURG       WFB MASTER SERVICING    TMST 2006-4
708     390         THORNBURG       WFB MASTER SERVICING    TMST 2006-5
708     B09-001     THORNBURG       WFB MASTER SERVICING    BOA SALE
708     B09-002     THORNBURG       WFB MASTER SERVICING    TMST 2006-1
708     B60         THORNBURG       WFB MASTER SERVICING    TMST 2005-4
708     J73         THORNBURG       WFB MASTER SERVICING    THORNBURG 2004-1
708     L68         THORNBURG       WFB MASTER SERVICING    EMC TRNSF HORNBURG 2005-2
708     M84         THORNBURG       WFB MASTER SERVICING    TMST 2005-3
708     M84-001     THORNBURG       WFB MASTER SERVICING    WELLS 2005-20/LEHMAN SALE
708     P16         THORNBURG       WFB MASTER SERVICING    WFHM 2003-W06
708     P43         THORNBURG       WFB MASTER SERVICING    TMST 2003-2


(page)


708     H06     UBS WARBURG               WFB MASTER SERVICING    *
472     J15     UBS WARBURG               WFB MASTER SERVICING    SEE CAT
685     J15     UBS WARBURG               WFB MASTER SERVICING    *
472     M59     UBS WARBURG               WFB MASTER SERVICING    MARP 2005-2
685     M59     UBS WARBURG               WFB MASTER SERVICING    MARP 2005-2
472     H04     UBS WARBURG               WFB MASTER SERVICING    *
106     904     UBS PMSR MAST2005-2       WFB MASTER SERVICING    MAST 2005-2
106     905     UBS PMSR MABS05-AB1       WFB MASTER SERVICING    MABS 05-AB1
106     908     UBS PMSR MALT2005-5       WFB MASTER SERVICING    MALT2005-5
106     910     UBS PMSR MALT2005-3       WFB MASTER SERVICING    MALT2005-3
106     911     UBS PMSR MALT2005-4       WFB MASTER SERVICING    MALT2005-4
106     913     UBS PMSR MAST2005-6       WFB MASTER SERVICING    MASTR 05-6
106     919     UBS PMSR MALT 2006-1      WFB MASTER SERVICING    MALT 2006-1
106     920     UBS PMSR MABS 06-AB1      WFB MASTER SERVICING    MABS06-AB1
106     921     UBS PMSR MABS 2006-NC1    WFB MASTER SERVICING    MABS 2006-NC1
106     922     UBS PMSR MASTR 2006-HE1   WFB MASTER SERVICING    MASTR 2006-HE1
106     923     UBS PMSR MAST 2006-1      WFB MASTER SERVICING    MAST 2006-1
106     924     UBS PMSR MASTR 2006-2     WFB MASTER SERVICING    MASTR 2006-2
106     931     UBS PMSR MABS 2006-HE4    WFB MASTER SERVICING    MABS 2006-HE4
708     H02     UBS WARBURG               WFB MASTER SERVICING    *
708     H03     UBS WARBURG               WFB MASTER SERVICING    *
591     H04     UBS WARBURG               WFB MASTER SERVICING    *
708     H04     UBS WARBURG               WFB MASTER SERVICING    *
708     H05     UBS WARBURG               WFB MASTER SERVICING    *
708     J15     UBS WARBURG               WFB MASTER SERVICING    *
591     J90     UBS WARBURG               WFB MASTER SERVICING    OPTRED 04-2004
708     J90     UBS WARBURG               WFB MASTER SERVICING    *
708     M32     UBS                       WFB MASTER SERVICING    MABS 2005-AB1
708     M59     UBS                       WFB MASTER SERVICING    MARP 2005-2
708     M71     UBS                       WFB MASTER SERVICING    MASTR 2005-WF1 S/S#U219
591     Q27     UBS WARBURG               WFB MASTER SERVICING    MARM 2002-3
591     Q32     UBS WARBURG               WFB MASTER SERVICING    WFHM 2002-S01
591     P23     UBS WARBURG               WFB MASTER SERVICING    MSSTR 2003-1
708     P23     UBS WARBURG               WFB MASTER SERVICING    MSSTR 2003-1


(page)


                WACHOVIA        WELLS FARGO CTS   *
                NATIONAL
685     D61     BANK
708     280     WACHOVIA        WELLS FARGO CTS   *





  EX-35 (e)
(logo) WELLS FARGO


Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax


Wells Fargo Bank, N.A.


March 21, 2007


Banc of America Funding Corporation
214 North Tyron Street
Charlotte, NC 28255


RE: Annual Statement As To Compliance for Banc of America Funding 2006-2 Trust


Per Section 3.20 of the Pooling and Servicing Agreement, dated as of 2/27/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:


(a) a review of the activities of such party during the preceding calendar year or portion thereof and of performance of such party under this Agreement has been made under such officers' supervision and


(b) to the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.


Certified By:
/s/ Christopher C. Regnier
Christopher C. Regnier, Vice President


Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary





  EX-35 (f)
(logo) WELLS FARGO


Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax


Wells Fargo Bank, N.A.


March 24, 2007


Banc of America Funding Corporation
214 North Tyron Street
Charlotte, NC 28255


RE: Annual Statement As To Compliance for Banc of America Funding 2006-2 Trust


Per Section 3.20 of the Pooling and Servicing Agreement, dated as of 2/27/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:


(a) a review of the activities of such party during the preceding calendar year or portion thereof and of performance of such party under this Agreement has been made under such officers' supervision and


(b) to the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.


Certified By:
/s/ Scott Strack
Scott Strack, Vice President


Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary